Form 10-Q
period 1995-01-31
CENTRAL SPRINKLER CORP
filed 1995-03-15
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- --                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1995

                                       OR

- --             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ------------- to ------------------

                         Commission file number 0-13940

                         CENTRAL SPRINKLER CORPORATION
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-2328106
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                  451 North Cannon Avenue, Lansdale, PA 19446
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 362-0700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    --        --
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Outstanding at March 10, 1995
             -----                  -----------------------------
Common Stock, $.01 Par Value                 3,717,322

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                        January 31, October 31,
                                                           1995       1994
                                                          ---------  ---------
                                                         (Dollars in thousands)
ASSETS
Current Assets:
    Cash and cash equivalents ..........................   $  1,535    $  2,188
    Short-term investments .............................      7,973      18,334
    Accounts receivable, less allowance
        for doubtful receivables of $3,857
        in 1995 and $3,737 in 1994, respectively .......     25,267      24,907
    Inventories ........................................     32,711      28,653
    Deferred income taxes ..............................      4,931       4,686
    Prepaid expenses and other assets ..................        614         902
                                                           --------    --------
        Total current assets ...........................     73,031      79,670
                                                           --------    --------

Property, Plant and Equipment ..........................     30,252      27,546
    Less - Accumulated depreciation ....................     13,027      12,298
                                                           --------    --------
                                                             17,225      15,248
                                                           --------    --------
Goodwill, less accumulated amortization of
    $2,823 in 1995 and $2,761 in 1994, respectively ....      3,199       3,261
                                                           --------    --------
Other Assets ...........................................      1,034         882
                                                           --------    --------
                                                           $ 94,489    $ 99,061
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion
        of long-term debt ..............................   $ 17,656    $ 11,564
    Accounts payable ...................................      7,884       7,731
    Accrued expenses ...................................      6,106       5,301
    Accrued income taxes ...............................      1,615       1,906
                                                           --------    --------
        Total current liabilities ......................     33,261      26,502
                                                           --------    --------

Long-Term Debt .........................................     18,372      19,391
                                                           --------    --------
Other Noncurrent Liabilities ...........................        669         699
                                                           --------    --------
Deferred Income Taxes ..................................      1,366       1,368
                                                           --------    --------

Shareholders' Equity:
    Common stock, $.01 par value; shares
        authorized - 15,000,000; issued -
        5,397,695 in 1995 and 1994 .....................         54          54
    Additional paid-in capital .........................     27,682      27,674
    Retained earnings ..................................     35,929      34,481
    Cumulative translation adjustments .................       (128)        (76)
    Deferred cost - Employee Stock Ownership
      Plan ("ESOP") ....................................     (6,601)     (6,679)
    Unrealized investment holding losses ................       (12)        --
                                                           --------    --------
                                                             56,924      55,454

    Less - Common stock in treasury, at
      cost - 1,680,373 shares in 1995 and
      443,540 in 1994 ..................................     16,103       4,353
                                                           --------    --------
                                                             40,821      51,101
                                                           --------    --------
                                                           $ 94,489    $ 99,061
                                                           ========    ========
               See accompanying notes to financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three Months Ended
                                                              January 31,
                                                          1995          1994
                                                        --------       --------
                                                       (Dollars in thousands,
                                                      except per share amounts)

Net Sales ........................................      $ 33,714       $ 24,463

Cost of Sales ....................................        23,102         17,025
                                                        --------       --------

      Gross profit ...............................        10,612          7,438
                                                        --------       --------

Operating Expenses:

  Selling, general
    and administrative ...........................         6,645          5,823

  Research and development .......................         1,225          1,066

  Other income, net ..............................           (54)           (68)
                                                        --------       --------

                                                           7,816          6,821
                                                        --------       --------

      Operating income ...........................         2,796            617

Interest (Income) Expense, Net ...................           427            (18)
                                                        --------       --------


      Income before income taxes .................         2,369            635

Income Taxes .....................................           921            211
                                                        --------       --------

Income Before Cumulative
  Effect of Accounting Change ....................         1,448            424

Cumulative Effect of Accounting
  Change to SFAS No. 109-Income Taxes ............          --              238
                                                        --------       --------

Net Income .......................................      $  1,448       $    662
                                                        ========       ========


Earnings Per Common Share:

  Before cumulative effect of
    accounting change ............................      $    .39       $    .08

  Cumulative effect of accounting change
    to SFAS No. 109-Income Taxes .................          --              .05
                                                        --------       --------

  After cumulative effect of
    accounting change ............................      $    .39       $    .13
                                                        ========       ========


                See accompanying notes to financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Three Months Ended
                                                              January, 31,
                                                             1995       1994
                                                            ------     ------
                                                         (Dollars in thousands)
Cash flows from operating activities:
Net income ...........................................    $  1,448     $    662
Noncash items included in income:
  Depreciation and amortization ......................         791          776
  Cumulative effect of accounting change .............        --           (238)
  Deferred income taxes ..............................        (247)        (185)
  Deferred costs .....................................          48           41
  Decrease (increase) in -
    Accounts receivable, net .........................        (360)         189
    Inventories ......................................      (4,058)      (3,625)
    Prepaid expenses and other assets ................         288          401
  Increase (decrease) in -
    Accounts payable .................................         153         (138)
    Accrued expenses .................................         805          (90)
    Accrued income taxes .............................        (291)         300
                                                          --------     --------

Net cash used for operating
  activities .........................................      (1,423)      (1,907)
                                                          --------     --------

Cash flows from investing activities:
  Cash used for acquisition of property, plant
    and equipment ....................................      (2,706)      (1,110)
  Cash from (used for) short-term investments ........      10,361         (489)
  Other - net ........................................        (152)         (74)
                                                          --------     --------

Net cash provided by (used for) investing
  activities .........................................       7,503       (1,673)
                                                          --------     --------

Cash flows from financing activities:
  Cash used for treasury stock .......................     (11,750)        --
  Short-term borrowings, net .........................       6,092        4,691
  Cash repayments of long-term debt ..................      (1,019)      (1,050)
  Other - net ........................................         (56)          17
                                                          --------     --------

Net cash provided by (used for) financing
  activities .........................................      (6,733)       3,658
                                                          --------     --------

Net increase (decrease) in cash and cash
  equivalents ........................................        (653)          78

Cash and cash equivalents at beginning of period .....       2,188          900
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $  1,535     $    978
                                                          ========     ========

                See accompanying notes to financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                  (continued)




                                                          Three Months Ended
                                                              January 31,
                                                           1995         1994
                                                        --------       --------
                                                        (Dollars in thousands)
Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense ...................................      $   526       $   232
                                                          =======       =======

Income taxes .......................................      $ 1,459       $   334
                                                          =======       =======

Interest income ....................................      $  (370)      $  (203)
                                                          =======       =======









                See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation:
     ----------------------
         The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1994. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

(2)  Inventories:
     ------------
         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                                      January 31,   October 31,
                                                         1995          1994
                                                       ---------     ---------
                                                        (Dollars in thousands)

Raw Materials and Work in Process ..............         $11,634        $ 9,179
Finished Goods .................................          21,077         19,474
                                                         -------        -------
                                                         $32,711        $28,653
                                                         =======        =======

(3)  Effect of Accounting Change to AICPA Statement of Position
     No. 93-6, Employer's Accounting for Employee Stock Ownership
     Plans:
     ------------------------------------------------------------
         The Company has an Employee Stock Ownership Plan ("ESOP") which covers certain employees not covered by collective bargaining agreements. The ESOP owns 780,000 common shares of the Company, 750,000 of which were acquired in a leveraged transaction at $9.70 per share in April 1993. The 750,000 common shares are being allocated to the employees and the related cost is being amortized over a 15 year period that started in fiscal 1993, in accordance with the ESOP plan provisions.

         In the first quarter of 1995, the Company adopted AICPA Statement of Position ("SOP") No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans". This statement requires that compensation expense be recognized for shares allocated to employees based on the fair market value of those shares in the period in which they are allocated. The difference between cost and fair market value of such common shares also results in a charge (or credit) to additional paid-in capital. In addition, only those ESOP common shares allocated to participants will be considered outstanding for earnings per share ("EPS") calculations. As of January 31, 1994, there were 711,000 ESOP common shares outstanding that would not be considered outstanding for EPS calculations should SOP No. 93-6 have been adopted in fiscal 1994. The SOP requires that unallocated shares be excluded in determining common shares outstanding when computing earnings per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)



The ESOP shares as of January 31, 1995 are summarized as follows:

    Allocated shares .....................................          91,000
    Committed to be released shares ......................           8,000
    Unreleased shares ....................................         681,000
                                                                ----------
      Total ESOP shares ..................................         780,000
                                                                ==========
    Fair value of unreleased
    shares at January 31, 1995 ...........................      $8,172,000
                                                                ==========

         The ESOP plan expense for the fiscal year ended October 31, 1994 was $297,000 and such expense was $91,000 in the first quarter of fiscal 1995 in accordance with SOP No. 93-6 and $74,000 in the first quarter of fiscal 1994.

(4)  Earnings Per Common Share:
     --------------------------
         Earnings per common share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) during the period (3,752,000 and 5,035,000 for the three month periods ended January 31, 1995 and 1994, respectively).

         In the first quarter of 1995, the Company adopted SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" as discussed in Note
3. The new accounting rule requires that unallocated shares of the Company's stock in the ESOP be excluded from the average number of common shares outstanding when computing earnings per share. In accordance with this new rule, 686,218 unallocated ESOP shares were excluded from the average number of common shares outstanding in the first quarter of fiscal 1995. In accordance with the provisions of the new rule, prior period information has not been restated.

         On December 21, 1994 the Company repurchased 1,236,833 shares of its common stock that were under the control of one investment management company for the beneficial interest of various clients for which it acts as an investment adviser. The repurchase price was $9.50 per share for an aggregate purchase price of approximately $11,750,000. These shares are being held in the treasury for possible future issuance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)


(5)  Cumulative Effect of Accounting Change to Statement of
     Financial Accounting Standards No. 109-Income Taxes:
     ------------------------------------------------------
         In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109-Accounting for
Income Taxes. The Company elected to record the cumulative effect of this accounting change by the recognition of a one-time gain of $238,000 or $.05 per common share.

(6)  Acquisition:
     ------------
         The Company purchased effective July 15, 1994, substantially all of the business assets of a southeastern company primarily engaged in manufacturing components for piping systems for a purchase price of approximately $1.8 million. The assets consist primarily of property, plant and equipment and are subject to the assumption of certain obligations which will reduce the $1.8 million cash payment of the purchase price. The Company is currently engaged in a substantial expansion of such facility to accommodate the production of new products. This expansion is expected to cost a total of approximately $11,000,000 and be completed prior to November 1995.

(7)  Effect of Accounting Change to Statement of Financial
     Accounting Standards No. 115 - Accounting for Certain
     Investments in Debt and Equity Securities:
     -----------------------------------------------------
         In the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 - Accounting for Certain Investments in Debt and Equity Securities. The Company classifies its investment holdings as available-for-sale, uses the specific identification method of determining cost, and all investments are classified as current assets. For the period ended January 31, 1995, gross realized and unrealized investment gains and losses were not material and net unrealized investment holding losses of $12,000 have been recorded as a separate component of shareholders' equity. The gross proceeds on sales and maturities of investments for the same period were $16,120,000.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

Net Sales. Net sales for the first quarter of fiscal 1995 increased 37.8% to $33,714,000. Such sales were $9,251,000 greater than the $24,463,000 recorded in the same fiscal 1994 quarter. The significant sales increase in the first quarter of fiscal 1995 is due to the continued strong market demand for fire sprinklers and related products. Improved levels of construction activity in both the U.S. and foreign markets and growing retrofit sprinkler usage have helped sustain the strong market demand. While the Company experienced sales gains in sales of virtually all major product groups, sales of certain products were particularly strong. Certain fire sprinkler models and piping products such as CPVC plastic pipe and fittings had very strong sales. Company programs developed to expand the production and marketing of piping products have continued to have a significant impact on sales of these piping products. In addition, incremental sales arising from new products in the sprinkler, valve, CPVC plastic, steel pipe and fittings product lines have also contributed to the overall sales increase.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, for the first quarter of fiscal 1995 increased 35.7% to $23,102,000. Cost of sales were $6,077,000 greater than the $17,025,000 in the same fiscal 1994 quarter. The Company's cost of sales for the first quarter of fiscal 1995 was 68.5% of net sales compared to 69.6% of net sales for the first quarter of fiscal 1994. This resulted in a gross margin percentage of 31.5% in the first quarter of fiscal 1995 compared to 30.4% in the first fiscal quarter of 1994. The increase in gross profit margin percentage was due to several factors. They include a continued strong market demand for fire sprinklers and related products, additional gross profit margin contribution from new products, a favorable sales mix of higher margin sprinklers and related products, and lower costs of certain products. The strong market demand and the associated increase in production of manufactured fire sprinkler products has resulted in a lower product cost for certain products due primarily to certain production efficiencies and absorption of fixed production costs over a greater number of production units. The gross profit percentage also benefitted somewhat from sales price increases that were put into effect in late 1994 and some in the first quarter of fiscal 1995 on selected product lines.

Operating Expenses. Operating expenses for the first quarter of fiscal 1995 increased 14.6% from the first quarter of fiscal 1994. Total operating expenses increased $995,000 to $7,816,000 for the first quarter of fiscal 1995 compared to $6,821,000 for the same period for fiscal 1994. The overall increase in operating expenses for the first quarter of fiscal 1995 was primarily comprised of an increase in selling, general and administrative expenses of 14.1%, or $822,000, and an increase in research and development expenses of 14.9%, or $159,000. The majority of the increase in the selling, general and administrative expenses is due to the increased levels of expense associated with the increased sales volume. The primary items are increased selling and marketing costs such as warehouse and distribution facility costs, and freight expenses. A part of these distribution facility increases are due to the opening of three new sales and distribution facilities in late fiscal 1994. The new facilities were opened in Salt Lake City, Utah, Greensboro, North Carolina, and Portland, Oregon to support increased sales in those regions. Certain other distribution facilities were expanded to better serve their markets and with an expanded product offering. The Company also had higher numbers of administrative, sales and other support personnel in the first quarter of fiscal 1995 to support the increased level of business activity. These costs along with increases in salaries, wages, incentives and fringe benefits also added to the increase between the periods. The Company has also continued its high degree of emphasis on research and development in efforts to develop new and improved products. The research and development expense increases for the first fiscal quarter were primarily related to increases in the number of personnel and outside charges for the development and testing of new and improved products.

Interest (Income) Expense, Net. Net interest expense of $427,000 was incurred in the first fiscal quarter of 1995 compared to net interest income of $18,000 in the first fiscal quarter of 1994. This change is comprised of an increase in gross interest expense of $472,000 and a decrease in gross interest income of $27,000. The higher interest expense was due to the overall increase in debt as well as an increase in interest rates between the periods. Short and long-term debt totaled $36,028,000 at January 31, 1995 as compared to $22,642,000 at January 31, 1994. The additional debt was required to finance acquisitions, fund the Company's expanded capital expenditure programs in primarily manufacturing and distribution, and increased working capital needs. The Company also had increased interest rates on its investment portfolio which were offset by a decline in the investment balance due primarily to the repurchase of 1,236,833 shares of the Company's common stock for the treasury in the first quarter of fiscal 1995.

Income Taxes. The Company's effective tax rate for the first quarter of fiscal 1995 was 38.9% compared to 33.2% in the comparable period of 1994. The increase in the overall effective income tax rate includes an increase in the effective state income tax rate due to several factors that also caused an increase in the effective federal income tax rate. One factor anticipated is a substantial reduction in the amount of nontaxable investment income in fiscal 1995 resulting from a lower balance in investments. In addition, the Company anticipates a greater amount of pretax income and proportionately lower percentage rate reductions from nontaxable income and anticipated tax credits in fiscal 1995.

Seasonal Aspects of Business. The Company's sales are affected by seasonal factors as well as the level of new construction activity, remodeling and retrofitting of older properties in the industrial, commercial, residential and institutional real estate markets. The Company's sales tend to increase the most when there is a high level of new construction activity in all such real estate markets. In addition, as a result of relatively higher levels of new construction during the warmer spring and summer months, the demand for sprinkler system components tends to be greater during the summer and fall than during other seasons.

                              FINANCIAL CONDITION
                 January 31, 1995 Compared to October 31, 1994

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $9,508,000 as of January 31, 1995 as compared to $20,522,000 at October 31, 1994. The $11,014,000 decrease in the amount of cash, cash equivalents, and short-term investments was due primarily to the use of $11,750,000 in December 1994 for the repurchase of 1,236,833 shares of the Company's common stock for the treasury.

Inventories. Inventories totaled $32,711,000 at January 31, 1995 as compared to $28,653,000 at October 31, 1994. The $4,058,000 increase in inventories was comprised of $2,455,000 in raw materials and work in process and an increase of $1,603,000 in finished goods. The increase in raw materials and work in process was primarily due to increased material requirements to meet the anticipated increase in product demand. Higher levels of certain raw materials were also obtained due to anticipated price increases and longer lead times on certain items. The increase in finished goods was also due to an anticipation of a continued strong demand for fire sprinklers and related products. The Company has also increased its inventory levels at three distribution centers opened in late 1994 and has introduced new products into virtually all of its warehouse distribution centers.

Total Debt. The Company's total debt increased to $36,028,000 at January 31, 1995 compared to $30,955,000 at October 31, 1994. The additional borrowings of $5,073,000 were used primarily to fund capital expenditures and finance increased working capital needs as a result of the Company's growth. The funds were principally borrowed under the Company's lines of credit from banks.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion. Cash, cash equivalents and short-term investments decreased $11,014,000 to $9,508,000 from the $20,522,000 held at October 31, 1994. The Company used cash of $11,750,000 to repurchase 1,236,833 shares of the Company's common stock for the treasury in the first quarter of fiscal 1995. Cash used for operating activities for the first quarter of fiscal 1995 totaled $1,423,000 as compared to $1,907,000 for the first quarter of fiscal 1994. The increase in inventories was the primary reason that cash was used for operating activities in both periods. Cash was also used for the purchase of $2,706,000 of property, plant, and equipment during the first quarter primarily to expand and enhance manufacturing capabilities. The amount spent for property, plant and equipment in the first quarter of fiscal 1994 was $1,110,000. The Company's net short-term borrowings for the quarter amounted to $6,092,000 and long-term debt repayments of $1,019,000 were required on debt in the period. The Company also used $11,750,000 of its investments in the first quarter of fiscal 1995 to provide the cash for the repurchase of its common stock for the treasury. The Company's cash, cash equivalents and short-term investments are comprised of funds on deposit and various government and corporate obligations which, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations. The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years with such purchases and the Company intends to continue this policy in the future. The Company has commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company intends to meet these requirements for funds from cash provided by operations and from further borrowings under its lines of credit. The Company expects that such sources of liquidity will be sufficient to fund these expenditures as they occur. In addition, the Company has made certain commitments to expand and improve the manufacturing facility for piping system components bought in July 1994. Capital expenditures have been incurred and commitments have been made to date that total approximately $11,000,000 for buildings, building improvements and various machinery and equipment. It is expected that such improvements will be completed prior to November 1995. The Company intends to finance this expansion primarily through additional borrowings.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following documents are filed as Exhibits and attached as follows:

         Exhibit 11 -- Computation of Earnings Per Common Share

         Exhibit 27 -- Financial Data Schedules

    (b)  Reports on Form 8-K
         A report on Form 8-K was filed on January 4, 1995. It reported a repurchase of 1,236,833 shares of the Company's common stock for the treasury as reported in footnote four to the financial statements contained herein.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CENTRAL SPRINKLER CORPORATION
                                    -----------------------------
                                            (Registrant)




                                         /s/George G. Meyer
                                    -----------------------------
                                            George G. Meyer
                                        Chief Executive Officer

DATE:    March 14, 1995


                                         /s/Albert T. Sabol
                                    -----------------------------
                                            Albert T. Sabol
                                         Vice President-Finance
                                        (Principal Financial and
                                         Accounting Officer)