Form 10-Q
period 1995-04-30
CENTRAL SPRINKLER CORP
filed 1995-06-13
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        April 30, 1995
                               ---------------------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ------------------

Commission file number     0-13940
                       ---------------

                         CENTRAL SPRINKLER CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-2328106
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                  451 North Cannon Avenue, Lansdale, PA 19446
                  -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 362-0700
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at June 7, 1995
                  -----                  ---------------------------
      Common Stock, $.01 Par Value              3,729,697

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                       April 30,    October 31,
                                                         1995          1994
                                                       ----------   -----------
                                                        (Dollars in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                           $    2,735    $    2,188
  Short-term investments                                   8,740        18,334
  Accounts receivable, less allowance
    for doubtful receivables of $4,028
    in 1995 and $3,737 in 1994, respectively              27,548        24,907
  Inventories                                             31,605        28,653
  Deferred income taxes                                    5,141         4,686
  Prepaid expenses and other assets                        1,408           902
                                                      ----------    ----------
    Total current assets                                  77,177        79,670
                                                      ----------    ----------
Property, Plant and Equipment                             35,151        27,546
  Less - Accumulated depreciation                         13,801        12,298
                                                      ----------    ----------
                                                          21,350        15,248
                                                      ----------    ----------
Goodwill, less accumulated amortization of
  $2,886 in 1995 and $2,761 in 1994, respectively          3,136         3,261
                                                      ----------    ----------
Other Assets                                               1,069           882
                                                      ----------    ----------
                                                      $  102,732    $   99,061
                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion
    of long-term debt                                 $   23,040    $   11,564
  Accounts payable                                         9,850         7,731
  Accrued expenses                                         5,711         5,301
  Accrued income taxes                                     1,337         1,906
                                                      ----------    ----------
    Total current liabilities                             39,938        26,502
                                                      ----------    ----------
Long-Term Debt                                            17,853        19,391
                                                      ----------    ----------
Other Noncurrent Liabilities                                 639           699
                                                      ----------    ----------
Deferred Income Taxes                                      1,365         1,368
                                                      ----------    ----------
Shareholders' Equity:
  Common stock, $.01 par value; shares
    authorized - 15,000,000; issued -
    5,397,695 in 1995 and 1994                                54            54
  Additional paid-in capital                              27,722        27,674
  Retained earnings                                       37,852        34,481
  Cumulative translation adjustments                         (65)          (76)
  Deferred cost - Employee Stock Ownership
    Plan ("ESOP")                                         (6,522)       (6,679)
  Unrealized investment holding losses                        (1)         --
                                                      ----------    ----------
                                                          59,040        55,454

  Less - Common stock in treasury, at
    cost - 1,680,373 shares in 1995 and
    443,540 in 1994                                       16,103         4,353
                                                      ----------    ----------
                                                          42,937        51,101
                                                      ----------    ----------
                                                      $  102,732    $   99,061
                                                      ==========    ==========
See accompanying notes to financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                    Three Months Ended        Six Months Ended
                                         April 30,                April 30,
                                     1995        1994        1995        1994
                                   --------    -------     --------    --------
                                              (Dollars in thousands,
                                             except per share amounts)

Net Sales                          $ 37,990    $ 25,766    $ 71,704    $ 50,229

Cost of Sales                        25,732      17,427      48,834      34,452
                                   --------    --------    --------    --------
      Gross profit                   12,258       8,339      22,870      15,777
                                   --------    --------    --------    --------
Operating Expenses:

  Selling, general
    and administrative                7,519       5,908      14,164      11,731

  Research and development            1,253       1,105       2,478       2,171

  Other income, net                     (73)        (43)       (127)       (111)
                                   --------    --------    --------    --------
                                      8,699       6,970      16,515      13,791
                                   --------    --------    --------    --------
      Operating income                3,559       1,369       6,355       1,986

Interest(Income)Expense, Net            485         194         912         176
                                   --------    --------    --------    --------
      Income before income taxes      3,074       1,175       5,443       1,810

Income Taxes                          1,151         406       2,072         617
                                   --------    --------    --------    --------
Income Before Cumulative
  Effect of Accounting Change         1,923         769       3,371       1,193

Cumulative Effect of Accounting
  Change to SFAS No. 109-
  Income Taxes                         --          --          --           238
                                   --------    --------    --------    --------
Net Income                         $  1,923    $    769    $  3,371    $  1,431
                                   ========    ========    ========    ========
Earnings Per Common Share:

  Before cumulative effect of
    accounting change              $    .60    $    .15    $    .97    $    .23

  Cumulative effect of accounting
    change to SFAS No. 109-
    Income Taxes                       --          --          --           .05
                                   --------    --------    --------    --------
  After cumulative effect of
    accounting change              $    .60    $    .15    $    .97    $    .28
                                   ========    ========    ========    ========

See accompanying notes to financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                             Six Months Ended
                                                                 April 30,
                                                            1995         1994
                                                          --------     --------
                                                          (Dollars in thousands)

Cash flows from operating activities:
Net income                                                $  3,371     $  1,431
Noncash items included in income:
  Depreciation and amortization                              1,636        1,536
  Cumulative effect of accounting change                        --         (238)
  Deferred income taxes                                       (458)        (333)
  Deferred costs                                               145           87
  Decrease (increase) in -
    Accounts receivable, net                                (2,641)        (472)
    Inventories                                             (2,952)      (5,354)
    Prepaid expenses and other assets                         (506)        (157)
  Increase (decrease) in -
    Accounts payable                                         2,119       (1,447)
    Accrued expenses                                           410         (148)
    Accrued income taxes                                      (569)         269
                                                          --------     --------
Net cash provided by (used for)
  operating activities                                         555       (4,826)
                                                          --------     --------
Cash flows from investing activities:
  Cash used for acquisition of property, plant
    and equipment                                           (7,624)      (2,362)
  Cash from (used for) short-term investments                9,594         (854)
  Other - net                                                 (176)        (103)
                                                          --------     --------
Net cash provided by (used for) investing
  activities                                                 1,794       (3,319)
                                                          --------     --------
Cash flows from financing activities:
  Cash used for treasury stock                             (11,750)          --
  Short-term borrowings, net                                11,476       10,099
  Cash repayments of long-term debt                         (1,538)      (1,751)
  Other - net                                                   10           88
                                                          --------     --------
Net cash (used for) provided by financing
  activities                                                (1,802)       8,436
                                                          --------     --------
Net increase in cash and cash equivalents                      547          291

Cash and cash equivalents at beginning of period             2,188          900
                                                          --------     --------
Cash and cash equivalents at end of period                $  2,735     $  1,191
                                                          ========     ========

See accompanying notes to financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                  (continued)


                                                             Six Months Ended
                                                                 April 30,
                                                            1995         1994
                                                          --------      -------
                                                          (Dollars in thousands)



Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                          $ 1,181       $   486
                                                          =======       =======
Income taxes                                              $ 3,099       $   681
                                                          =======       =======
Interest income                                           $  (527)      $  (414)
                                                          =======       =======








See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation:
         ---------------------

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

(2)      Inventories:
         -----------

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                      April 30,    October 31,
                                        1995          1994
                                      --------     ----------
                                      (Dollars in thousands)

Raw Materials and Work in Process      $10,467      $ 9,179
Finished Goods                          21,138       19,474
                                       -------      -------
                                       $31,605      $28,653
                                       =======      =======

(3) Effect of Accounting Change to AICPA Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership
         Plans:
         ------------------------------------------------------------

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

         In the first quarter of 1995, the Company adopted AICPA Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). The SOP requires recognition of compensation expense for shares allocated to employees based on the fair market value of those shares in the period in which they are allocated. The difference between cost and fair market value of such allocated common shares

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

is recorded in additional paid-in capital. In addition, unallocated ESOP shares are excluded from outstanding shares for earnings per share ("EPS") calculations.

The ESOP shares as of April 30, 1995 are summarized as follows:

     Allocated shares                      91,000
     Committed to be released shares       16,000
     Unreleased shares                    673,000
                                      -----------
       Total ESOP shares                  780,000
                                      ===========
     Fair value of unallocated
     shares at April 30, 1995         $12,619,000
                                      ===========

         The ESOP plan expense for the six-month periods ended April 30, 1995 and 1994 was $213,000 and $150,000, respectively. Such expense for the three-month periods ended April 30, 1995 and 1994 was $123,000 and $75,000, respectively.

(4)      Earnings Per Common Share:
         -------------------------

         Earnings per common share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) during the periods (3,194,000 and 5,012,000 for the three-month periods ended April 30, 1995 and 1994, respectively); (3,480,000 and 5,024,000 for the six-month periods ended April 30, 1995 and 1994, respectively).

         In the first quarter of 1995, the Company adopted SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" as discussed in Note 3. Under the provisions of this new accounting rule, unallocated shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing earnings per share. In accordance with this new rule, 677,000 unallocated ESOP shares were excluded from the average number of common shares outstanding in the second quarter of fiscal 1995 and 680,000 were excluded for the six-month period ending April 30, 1995. As of April 30, 1994, there were 705,000 ESOP common shares outstanding that would not be considered outstanding for EPS calculations should SOP No. 93-6 have been adopted in fiscal 1994. As required by the SOP, the restatement of prior financial statements is not permitted.

(5)      Common Stock Repurchase:
         -----------------------

         On December 21, 1994 the Company repurchased 1,236,833 shares of its common stock that were under the control of one

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

investment management company for the beneficial interest of various clients for which it acts as an investment adviser. The repurchase price was $9.50 per share for an aggregate purchase price of $11,750,000. These shares are being held in the treasury for possible future issuance.

(6)      Capitalized Interest:
         --------------------

         The interest cost incurred by the Company for the second quarter of fiscal 1995 and 1994 amounted to $662,000 and $443,000, respectively. Interest cost incurred for the six-month periods ended April 30, 1995 and 1994 amounted to $1,245,000 and $657,000, respectively. The Company capitalized $85,000 of interest cost in the second quarter of fiscal 1995 in accordance with Statement of Financial Accounting Standards No. 34 - Capitalization of Interest Cost. Interest capitalizable in prior periods was not significant. As the Company expands and improves its manufacturing facilities or equipment, it includes in the cost of these assets a portion of the interest payments it makes related to borrowings for the assets during the construction phase. All of the interest capitalized in the period is related to the manufacturing facility for piping system components.

(7)      Effect of Accounting Change to Statement of Financial
         Accounting Standards No. 115 - Accounting for Certain
         Investments in Debt and Equity Securities:
         -----------------------------------------------------

         In the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 - Accounting for Certain Investments in Debt and Equity Securities. The Company classifies its investment holdings as available-for-sale, uses the specific identification method of determining cost, and all investments are classified as current assets. For the three-month and six-month periods ended April 30, 1995, gross realized and unrealized investment gains and losses were not material and net unrealized investment holding losses of $1,000 have been recorded as a separate component of shareholders' equity as of April 30, 1995. The gross proceeds on sales and maturities of investments for the three months ended April 30, 1995 were $300,000 and were $16,420,000 for the six months ended April 30, 1995.

(8)      Cumulative Effect of Accounting Change to Statement of
         Financial Accounting Standards No. 109-Income Taxes:
         ------------------------------------------------------

         In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109-Accounting for
Income Taxes.  The Company elected to record the cumulative

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

effect of this accounting change by the recognition of a one-time gain of $238,000 or $.05 per common share.

(9)      Acquisition:
         -----------

         The Company purchased effective July 15, 1994, substantially all of the business assets of a southeastern company primarily engaged in manufacturing components for piping systems for a purchase price of approximately $1.8 million. The assets consist primarily of property, plant and equipment and were subject to the assumption of certain obligations which will reduce the $1.8 million cash payment of the purchase price. The Company is currently engaged in a substantial expansion of such facility to accommodate the production of new products. This expansion is expected to cost a total of approximately $12,000,000 and be completed prior to December 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

Net Sales. Net sales for the second quarter of fiscal 1995 increased 47.4% to $37,990,000. Such sales were $12,224,000 greater than the $25,766,000 recorded in the second quarter of fiscal 1994. Net sales for the first six months of fiscal 1995 were $71,704,000, 42.8% greater than the sales for the comparable six-month period of fiscal 1994. The sales increases for both the three-month and six-month periods of fiscal 1995 are primarily due to improved market demand for fire sprinklers and related products. Growth in new construction activity along with increased levels of retrofit sprinkler usage have contributed to the sales increase. While the Company experienced sales gains in sales of virtually all major product groups, sales of certain products were particularly strong. The Company's major product line of fire sprinklers continued to experience strong sales gains particularly for its Optima TM and Glass Bulb fire sprinkler models. Larger percentage sales gains were experienced, however, in other product lines such as CPVC plastic products, steel pipe and the pipe fittings lines. Company programs developed to expand the production and marketing of pipe and fittings products have continued to have a significant impact on sales of these products. In addition, incremental sales arose from new products in virtually all of the Company's major product lines.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense increased 47.7% and 41.8% for the three-month and six-month periods ended April 30, 1995, respectively, over the same periods for fiscal 1994. The Company's cost of sales for the second quarter of fiscal 1995 was 67.7% of net sales and 67.6% for the second quarter of fiscal 1994. This resulted in a gross margin percentage of 32.3% in the second quarter of fiscal 1995 compared to 32.4% in the second fiscal quarter of 1994. For the first six-months of fiscal 1995, the gross margin percentage was 31.9% of net sales compared to 31.4% for the same period of fiscal 1994. The gross profit margin percentage for the second quarter of fiscal 1995 improved to 32.3% from the 31.5% experienced in the first quarter of fiscal 1995. This reflected primarily a strong sales mix of the higher margin sprinkler, valve and CPVC plastic products lines. In the second quarter of fiscal 1994, the gross profit margin percentage was virtually the same as fiscal 1995 at 32.4%. The second quarter 1995 gross profit margin percentage was somewhat lower than expected due to costs related to the expansion and startup of the manufacturing facility for piping products acquired in late fiscal 1994. The increase in gross profit margin percentage for the six-month period was due to several factors. They include a continued strong market demand, additional contribution from new products, a favorable sales mix, and lower costs of certain products. The strong market demand and the associated increase in production of manufactured fire sprinkler products has resulted in a lower product cost for certain products due primarily to certain production efficiencies and absorption of fixed production costs over a greater number of production units. The gross margin also benefitted somewhat from sales price increases that were put into effect in late 1994 and in fiscal 1995 on selected product lines. The gross margin was negatively impacted by price increases to the Company from suppliers of certain materials.

Operating Expenses. Operating expenses for the second quarter of fiscal 1995 increased 24.8% from the second quarter of fiscal 1994. The overall increase in operating expenses was primarily comprised of an increase in Selling, General and Administrative expenses of 27.3% and an increase in Research and Development expenses of 13.4%. For the first six months of fiscal 1995, operating expenses increased 19.8% from the amount for the first six months of fiscal 1994. The overall increase for the first six months of fiscal 1995 was primarily comprised of an increase in Selling, General and Administrative expenses of 20.7% and an increase in Research and Development expenses of 14.1%. For both periods, the majority of the increase in the Selling, General and Administrative expenses is due to the increased levels of expense associated with the increased sales volume. Selling and Marketing costs comprised the majority of the overall increase in both the three-month and six-month periods. Warehouse and distribution facility costs had the greatest amount of increase due to increased personnel, freight and other costs necessary to handle the increased sales volume. In addition, such cost increases included costs associated with certain distribution center expansions along with the opening of three new distribution centers in late fiscal 1994 in Salt Lake City, Utah, Greensboro, North Carolina and Portland, Oregon. Other costs which increased in connection with the higher sales volume were increased sales personnel costs, commissions, travel and entertainment and certain advertising and marketing costs. Increased numbers of general and administrative personnel were also required in connection with the sales increase to provide necessary support services. The increased personnel along with increases in salaries, wages, incentives and fringe benefits led to significant increases in such costs. The Company has also continued its high degree of emphasis on research and development in efforts to develop new and improved products. The research and development expense increases for the second quarter and six-month period of fiscal 1995 were primarily related to increases in the number of personnel and outside charges for the development and testing of new and improved products.

Interest (Income) Expense, Net. Net interest expense of $485,000 and $912,000 was incurred in the three-month and six-month periods of 1995, respectively, compared to net interest expense of $194,000 and $176,000 for the same periods of fiscal 1994. This change is comprised of an increase in interest expense of $134,000 and a decrease in interest income of $157,000 for the second quarter of fiscal 1995 and an increase in interest expense of $503,000 and a decrease in interest income of $233,000 for the six-month period of fiscal 1995. The higher interest expense was due to the overall increase in debt as well as an increase in interest rates between periods. For the three-month and six-month periods ended April 30, 1995, the Company capitalized $85,000 of interest costs relating to the piping products manufacturing facility expansion. Short and long-term debt totaled $40,893,000 at April 30, 1995 as compared to $27,349,000 at April 30, 1994. The additional debt was required to finance an acquisition, repurchase treasury stock, fund the Company's expanded capital expenditure programs in primarily manufacturing and distribution, and increased working capital needs. The Company also had increased interest rates on its investment portfolio which were offset by a decline in the investment balance due primarily to the repurchase of 1,236,833 shares of the Company's common stock for the treasury in December 1994.

Income Taxes. The Company's effective tax rate for the second quarter of fiscal 1995 was 37.4% compared to 34.6% in the comparable period of 1994. For the six-month period of fiscal 1995, the effective income tax rate was 38.1% compared to 34.1% in the comparable period in 1994. The increase in the overall effective income tax rate includes an increase in the effective state income tax rate due to several factors that also caused an increase in the effective federal income tax rate. One factor anticipated is a substantial reduction in the amount of nontaxable investment income in fiscal 1995 resulting from a lower balance in investments. In addition, the Company anticipates a greater amount of pretax income and proportionately lower percentage rate reductions from nontaxable income and anticipated tax credits in fiscal 1995.

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

                              FINANCIAL CONDITION
                  April 30, 1995 Compared to October 31, 1994

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $11,475,000 as of April 30, 1995 as compared to $20,522,000 at October 31, 1994. The $9,047,000 decrease was due primarily to the use of $11,750,000 in December 1994 for the repurchase of 1,236,833 shares of the Company's common stock for the treasury.

Inventories. Inventories totaled $31,605,000 at April 30, 1995 as compared to $28,653,000 at October 31, 1994. The $2,952,000 increase in inventories was comprised of $1,288,000 in raw materials and work in process and an increase of $1,664,000 in finished goods. The increase in raw materials and work in process was primarily due to increased material requirements to meet the anticipated increase in product demand. The increase in finished goods was also due to an anticipation of a continued strong demand for fire sprinklers and related products. The Company has also increased its inventory levels at three distribution centers opened in late 1994 and has introduced new products into virtually all of its warehouse distribution centers.

Property, Plant and Equipment. The Company's property, plant and equipment rose by $7,605,000 to $35,151,000 at April 30, 1995.
Approximately $5,900,000 of this increase is due to the continuing major expansion of the manufacturing facility for piping products that was acquired in July 1994.

Total Debt. The Company's total debt increased to $40,893,000 at April 30, 1995 as compared to $30,955,000 at October 31, 1994. The additional borrowings of $9,938,000 were used primarily to fund capital expenditures including the major expansion of the piping products facility. Borrowed funds were also used in part to finance increases in accounts receivable, inventories and for other working capital needs resulting from the Company's growth. The funds were principally borrowed under the Company's lines of credit from banks.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion. Cash, cash equivalents and short-term investments decreased $9,047,000 to $11,475,000 as of April 30, 1995. The Company used cash of $11,750,000 to repurchase 1,236,833 shares of the Company's common stock for the treasury in December 1994. Cash provided by operating activities for the six months ended April 30, 1995 totaled $555,000. This was an improvement from the six-month period of fiscal 1994, when $4,826,000 was used for operating activities due to a smaller net income and a larger increase in inventories. In fiscal 1995, the Company has developed programs to improve cash flow through better inventory management, stronger collection efforts and other means. Cash was used for the purchase of $7,624,000 of property, plant, and equipment during the six-month period primarily to expand and enhance manufacturing capacity. Approximately $5,900,000 of such amount has been expended on the expansion of the Company's piping products manufacturing facility which was acquired in late fiscal 1994. The Company's net short-term borrowings for the six-month period amounted to $11,476,000 and long-term debt repayments were $1,538,000 in the period. The Company's cash, cash equivalents and short-term investments are comprised of funds on deposit and various government and corporate obligations which, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations.

The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years with such purchases and the Company intends to continue this policy in the future. The Company has commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company expects that such sources of liquidity will be sufficient to fund these expenditures as they occur. In addition, the Company has made certain commitments to expand and improve the manufacturing facility for piping system components bought in July 1994. Capital expansions and improvements of such facility have been made through April 30, 1995 that total approximately $5,900,000. The Company has committed a total of approximately $12,000,000 for the expansion and improvement of such facility which includes a new assembly and office building, a manufacturing plant expansion and various machinery and equipment. It is expected that such improvements will be completed prior to December 1995. The Company intends to meet these requirements for funds from cash provided by operations and from further borrowings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following data summarizes the Annual Meeting highlights:-

    (a) The Annual Meeting of Shareholders of the Company was held at the Company's offices in Lansdale, Pennsylvania on March 13, 1995. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    (b) At the Annual Meeting, shareholders re-elected the board of directors to one-year terms and until their successors are elected and qualified.

    (c)  The shareholders ratified the appointment of Arthur
         Andersen LLP as independent auditors for the Company for fiscal year ending October 31, 1995.

                                Number of Votes

               For           Against         Abstain
            ---------        -------         -------
            3,318,252         2,633           2,219


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:

         Exhibit 11 -- Computation of Earnings Per Common Share

         Exhibit 27 -- Financial Data Schedule

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended April 30, 1995.

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

DATE:     June 12, 1995
- ---------------------------

                                         /s/Albert T. Sabol
                                    -----------------------------
                                            Albert T. Sabol
                                         Vice President-Finance
                                        (Principal Financial and
                                         Accounting Officer)