Form 10-Q
period 1995-07-31
CENTRAL SPRINKLER CORP
filed 1995-09-13
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31, 1995
                              --------------------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------   -----------------

Commission file number     0-13940
                      ---------------------

                          CENTRAL SPRINKLER CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-2328106
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                   451 North Cannon Avenue, Lansdale, PA 19446
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 362-0700
                                ----------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at September 6, 1995
             -----                    --------------------------------
Common Stock, $.01 Par Value                     3,741,697

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                                       July 31,   October 31,
                                                         1995        1994
                                                       --------   ----------
                                                      (Dollars in thousands)
ASSETS
Current Assets:
    Cash and cash equivalents                         $   4,133    $   2,188
    Short-term investments                                9,215       18,334
    Accounts receivable, less allowance
        for doubtful receivables of $4,107
        in 1995 and $3,737 in 1994, respectively         30,029       24,907
    Inventories                                          31,948       28,653
    Deferred income taxes                                 5,476        4,686
    Prepaid expenses and other assets                       423          902
                                                      ---------    ---------
        Total current assets                             81,224       79,670
                                                      ---------    ---------
Property, Plant and Equipment                            39,538       27,546
    Less - Accumulated depreciation                      14,651       12,298
                                                      ---------    ---------
                                                         24,887       15,248
                                                      ---------    ---------
Goodwill, less accumulated amortization of
    $2,949 in 1995 and $2,761 in 1994, respectively       3,073        3,261
                                                      ---------    ---------
Other Assets                                                909          882
                                                      ---------    ---------
                                                      $ 110,093    $  99,061
                                                      =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion
        of long-term debt                             $  24,757    $  11,564
    Accounts payable                                     12,809        7,731
    Accrued expenses                                      6,255        5,301
    Accrued income taxes                                  1,514        1,906
                                                      ---------    ---------
        Total current liabilities                        45,335       26,502
                                                      ---------    ---------
Long-Term Debt                                           16,832       19,391
                                                      ---------    ---------
Other Noncurrent Liabilities                                608          699
                                                      ---------    ---------
Deferred Income Taxes                                     1,361        1,368
                                                      ---------    ---------
Shareholders' Equity:
    Common stock, $.01 par value; shares
        authorized - 15,000,000; issued -
        5,422,070 in 1995 and 1994                           54           54
    Additional paid-in capital                           28,203       27,674
    Retained earnings                                    40,241       34,481
    Cumulative translation adjustments                       (2)         (76)
    Deferred cost - Employee Stock Ownership
        Plan ("ESOP")                                    (6,442)      (6,679)
    Unrealized investment holding gains, net                  6         --
                                                      ---------    ---------
                                                         62,060       55,454
    Less - Common stock in treasury, at
        cost - 1,680,373 shares in 1995 and
        443,540 in 1994                                  16,103        4,353
                                                      ---------    ---------
                                                         45,957       51,101
                                                      ---------    ---------
                                                      $ 110,093    $  99,061
                                                      =========    =========
See accompanying notes to financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                        Three Months Ended                  Nine Months Ended
                                            July 31,                            July 31,
                                       1995          1994                  1995           1994
                                     --------      --------              --------      ---------
                                                 (Dollars in thousands,
                                               except per share amounts)
Net Sales                           $  42,758       $  30,831          $ 114,462       $  81,060

Cost of Sales                          28,752          21,782             77,586          56,234
                                    ---------       ---------          ---------       ---------

      Gross profit                     14,006           9,049             36,876          24,826
                                    ---------       ---------          ---------       ---------

Operating Expenses:

  Selling, general
    and administrative                  8,587           6,144             22,751          17,875

  Research and development              1,234             888              3,712           3,059

  Other income, net                      (113)            (60)              (240)           (171)
                                    ---------       ---------          ---------       ---------

                                        9,708           6,972             26,223          20,763
                                    ---------       ---------          ---------       ---------

      Operating income                  4,298           2,077             10,653           4,063

Interest(Income)Expense, Net              500             231              1,412             407
                                    ---------       ---------          ---------       ---------

      Income before income taxes        3,798           1,846              9,241           3,656

Income Taxes                            1,409             658              3,481           1,275
                                    ---------       ---------          ---------       ---------

Income Before Cumulative
  Effect of Accounting Change           2,389           1,188              5,760           2,381

Cumulative Effect of Accounting
  Change to SFAS No. 109-
  Income Taxes                           --              --                --               238
                                    ---------       ---------          ---------       ---------

Net Income                          $   2,389       $   1,188          $   5,760       $   2,619
                                    =========       =========          =========       =========

Earnings Per Common Share:

  Before cumulative effect of
    accounting change               $     .73       $     .24          $    1.68       $     .47

  Cumulative effect of accounting
    change to SFAS No. 109-
    Income Taxes                         --              --               --                 .05
                                    ---------       ---------          ---------       ---------

  After cumulative effect of
    accounting change               $     .73       $     .24          $    1.68       $     .52
                                    =========       =========          =========       =========

See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months Ended
                                                          July 31,
                                                     1995        1994
                                                   --------    --------
                                                  (Dollars in thousands)

Cash flows from operating activities:
Net income                                         $  5,760    $  2,619
Noncash items included in income:
  Depreciation and amortization                       2,541       2,387
  Cumulative effect of accounting change               --          (238)
  Deferred income taxes                                (797)       (503)
  Deferred costs                                        305         136
  Decrease (increase) in -
    Accounts receivable, net                         (5,122)     (2,500)
    Inventories                                      (3,295)     (5,200)
    Prepaid expenses and other assets                   479        (262)
  Increase (decrease) in -
    Accounts payable                                  5,078         606
    Accrued expenses                                    954         276
    Accrued income taxes                               (392)        416
                                                   --------    --------

Net cash provided by (used for)
  operating activities                                5,511      (2,263)
                                                   --------    --------

Cash flows from investing activities:
  Cash used for acquisition of property, plant
    and equipment                                   (11,992)     (3,898)
  Cash used for acquisitions                             --      (1,571)
  Cash from (used for) short-term investments         9,119        (854)
  Other - net                                           (27)       (101)
                                                   --------    --------

Net cash used for investing activities               (2,900)     (6,424)
                                                   --------    --------

Cash flows from financing activities:
  Cash used for treasury stock                      (11,750)         --
  Proceeds from exercise of stock options               251          17
  Tax benefits from exercised stock options             119           3
  Short-term borrowings, net                         13,193      12,541
  Cash repayments of long-term debt                  (2,559)     (2,771)
  Other - net                                            80          63
                                                   --------    --------

Net cash provided by (used for) financing
  activities                                           (666)      9,853
                                                   --------    --------

Net increase in cash and cash equivalents             1,945       1,166

Cash and cash equivalents at beginning of period      2,188         900
                                                   --------    --------

Cash and cash equivalents at end of period         $  4,133    $  2,066
                                                   ========    ========

See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)




                                                Nine Months Ended
                                                    July 31,
                                                1995        1994
                                              --------    --------
                                             (Dollars in thousands)


Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                              $  1,914    $    822
                                              ========    ========

Income taxes                                  $  4,670    $  1,600
                                              ========    ========

Interest income                               $   (677)   $   (698)
                                              ========    ========




Supplemental schedule of non-cash
  financing activities:-

Refinancing of short-term borrowings
  with long-term debt                         $   --      $ 20,000
                                              ========    ========

Note payable issued in asset
  acquisition                                 $   --      $    200
                                              ========    ========

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

(2)  Inventories:

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                      July 31,     October 31,
                                        1995          1994
                                      --------     -----------
                                       (Dollars in thousands)

Raw Materials and Work in Process      $10,277      $ 9,179
Finished Goods                          21,671       19,474
                                       -------      -------
                                       $31,948      $28,653
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

         In the first quarter of 1995, the Company adopted AICPA Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). The SOP requires recognition of compensation expense for shares

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (continued)

allocated to employees based on the fair market value of those shares in the period in which they are allocated. The difference between cost and fair market value of such allocated common shares is recorded in additional paid-in capital. In addition, unallocated ESOP shares are excluded from outstanding shares for earnings per share ("EPS") calculations.

The ESOP shares as of July 31, 1995 are summarized as follows:

         Allocated shares                      91,000
         Committed to be released shares       24,000
         Unreleased shares                    665,000
                                          -----------
           Total ESOP shares                  780,000
                                          ===========
         Fair value of unreleased
         shares at July 31, 1995          $19,534,000
                                          ===========

         The ESOP plan expense for the nine-month periods ended July 31, 1995 and 1994 was $406,000 and $224,000, respectively. Such expense for the three-month periods ended July 31, 1995 and 1994 was $193,000 and $74,000, respectively.

(4)  Earnings Per Common Share:

         Earnings per common share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) during the periods (3,288,000 and 4,991,000 for the three-month periods ended July 31, 1995 and 1994, respectively; 3,422,000 and 5,013,000 for the nine-month periods ended July 31, 1995 and 1994, respectively).

         In the first quarter of 1995, the Company adopted SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" as discussed in Note
3. Under the provisions of this new accounting rule, unallocated shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing earnings per share. In accordance with this new rule, 670,000 unallocated ESOP shares were excluded from the average number of common shares outstanding in the third quarter of fiscal 1995 and 672,000 were excluded for the nine-month period ending July 31, 1995. As of July 31, 1994, there were 697,000 ESOP common shares outstanding that would not be considered outstanding for EPS calculations should SOP No. 93-6 have been adopted in fiscal 1994. As required by the SOP, the restatement of prior financial statements is not permitted.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (continued)

(5)  Common Stock Repurchase:

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

(6)  Capitalized Interest:

         The interest cost incurred by the Company for the third quarter of fiscal 1995 and 1994 amounted to $711,000 and $380,000, respectively. Interest cost incurred for the nine-month periods ended July 31, 1995 and 1994 amounted to $1,956,000 and $867,000, respectively. The Company capitalized $115,000 of interest cost in the third quarter of fiscal 1995 and $200,000 for the nine months ended July 31, 1995 in accordance with Statement of Financial Accounting Standards No. 34 Capitalization of Interest Cost. No interest was capitalized in the prior year. As the Company expands and improves its manufacturing facilities or equipment, it includes in the cost of these assets a portion of the interest payments it makes related to borrowings for the assets during the construction phase. All of the interest capitalized in the period is related to the manufacturing facility for piping system components.

(7)  Effect of Accounting Change to Statement of Financial
     Accounting Standards No. 115 - Accounting for Certain
     Investments in Debt and Equity Securities:

         In the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 Accounting for Certain Investments in Debt and Equity Securities. The Company classifies its investment holdings as available-for-sale, uses the specific identification method of determining cost, and all investments are classified as current assets. For the three-month and nine-month periods ended July 31, 1995, gross realized and unrealized investment gains and losses were not material and net unrealized investment holding gains of $6,000 have been recorded as a separate component of shareholders' equity as of July 31, 1995. The gross proceeds on sales and maturities of investments for the three months ended July 31, 1995 were $3,080,000 and were $19,500,000 for the nine months ended July 31, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (continued)

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

(9)  Acquisition:

         The Company purchased effective July 15, 1994, substantially all of the business assets of a southeastern company primarily engaged in manufacturing components for piping systems for a purchase price of approximately $1.8 million. The assets consist primarily of property, plant and equipment and were subject to the assumption of certain obligations which reduced the $1.8 million cash payment of the purchase price. The Company is currently engaged in a substantial expansion of such facility to accommodate the production of new products. This expansion is expected to cost a total of approximately $13,500,000 and be completed in January 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the third quarter of fiscal 1995 increased 38.7% to $42,758,000 from the same period of fiscal 1994. Such sales were $11,927,000 greater than the $30,831,000 recorded in the third quarter of fiscal 1994. Net sales for the first nine months of fiscal 1995 were $114,462,000, 41.2% greater than the sales for the comparable nine-month period of fiscal 1994. The increase in sales for both the three-month and nine-month periods of fiscal 1995 are primarily the result of continuing strong market demand for fire sprinklers and related products. Growth in the new construction market and higher levels of product usage in the retrofit market continue to bolster strong market demand for the Company's range of products. The Company continued to experience sales gains in virtually all major product groups. The Company's major product line of fire sprinklers experienced strong sales gains particularly for its Optima (TM) and Glass Bulb models. The Optima (TM) fire sprinkler model set a new sales record in the quarter ended July 31, 1995. Significant sales gains continued to be experienced in other product lines including CPVC plastic, steel pipe and pipe fittings. The Company's programs to develop and expand the production and marketing of pipe and fittings products continued to significantly increase sales of these products.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense increased 32.0% and 38.0% for the three-month and nine-month periods ended July 31, 1995, respectively, over the same periods for fiscal 1994. The Company's cost of sales for the third quarter of fiscal 1995 was 67.2% of net sales and 70.6% for the third quarter of fiscal 1994. This resulted in a gross margin percentage of 32.8% in the third quarter of fiscal 1995 compared to 29.4% in the third fiscal quarter of 1994. For the first nine-months of fiscal 1995, the gross profit margin percentage was 32.2% of net sales compared to 30.6% for the same period of fiscal 1994. The gross profit margin percentage for the third quarter of fiscal 1995 improved to 32.8% from the 31.9% experienced in the first six months of fiscal 1995. The gross profit margin increases in the three-month and nine-month periods of fiscal 1995 as compared to the same periods of fiscal 1994 and from the first six months of fiscal 1995 are due primarily to a stronger sales mix of higher margin product lines. Other factors include additional contributions from new products, certain price increases that were put into effect in fiscal 1995, and lower costs of certain products. The increase in production of manufactured fire sprinkler products to meet market demand has increased utilization of the Company's production capacity. This has resulted in a lower unit product cost for certain products due primarily to certain production efficiencies and absorption of fixed production costs over a greater number of units. The gross profit margin percentage for the three-month and nine-month periods ended July 31, 1995 was somewhat lower than expected due to costs related to the continuing expansion and startup of the manufacturing facility for piping products acquired in late fiscal 1994. The gross profit margin was also negatively impacted by price increases to the Company from suppliers of certain materials in fiscal 1995.

Operating Expenses. Operating expenses for the third quarter of fiscal 1995 increased 39.2% from the third quarter of fiscal 1994. The overall increase in operating expenses was primarily comprised of an increase in Selling, General and Administrative expenses of 39.8% and an increase in Research and Development expenses of 39.0%. Selling and Marketing costs also comprised the majority of the increase in operating expenses in both the three-month and nine-month periods. For the first nine months of fiscal 1995, operating expenses increased 26.3% from the amount for the first nine months of fiscal 1994. The overall increase for the first nine months of fiscal 1995 was primarily comprised of an increase in Selling, General and Administrative expenses of 27.3% and an increase in Research and Development expenses of 21.3%. For both the three-month period and nine-month period ended July 31, 1995 as compared to the same periods of fiscal 1994, the majority of the increase in the Selling, General and Administrative expenses is directly due to the increased sales volume. The cost increases included higher sales personnel costs, commissions, travel and entertainment and certain marketing costs. Distribution facility costs increased due to increased personnel, freight and other costs necessary to handle the increased sales volume. Distribution costs also increased due to certain space expansions and the opening of three new distribution centers in late 1994 in Salt Lake City, Utah, Greensboro, North Carolina and Portland, Oregon. In July 1995, the Company also opened a new distribution center in Singapore. During the third quarter, the Company also started a project to increase the efficiency of its distribution centers and to increase service to its customers. Administrative expenses also increased for the three- and nine-month periods of fiscal 1995 due in part to higher personnel costs, fringe benefits and legal costs. Higher legal costs were incurred in our Optima (TM) patent defense litigation. Higher fringe benefits include costs of the Employee Stock Ownership Plan (ESOP) due to the increase in the Company's stock price. ESOP expense is recorded based upon the shares allocated to the employees each month using the Company's average stock price for the period. In fiscal 1995 as compared to fiscal 1994, increased numbers of general and administrative personnel were also required to provide necessary services to support the Company's growth. The Company continues its emphasis on research and development to develop new and improved products. The research and development expense increases for the third quarter and nine-month period of fiscal 1995 were primarily due to the higher number of personnel, fringe benefits and in developing and testing of new and improved products.

Interest (Income) Expense, Net. Net interest expense of $500,000 and $1,412,000 was incurred in the three-month and nine-month periods of 1995, respectively, compared to net interest expense of $231,000 and $407,000 for the third quarter and nine months ended July 31, 1994. These changes are due to an increase in interest expense of $216,000 and a decrease in interest income of $53,000 for the third quarter of fiscal 1995 and an increase in interest expense of $889,000 and a decrease in interest income of $116,000 for the nine-month period of fiscal 1995. The higher interest expense was primarily due to an increase in debt between the periods. For the three-month and nine-month periods ended July 31, 1995, the Company capitalized $115,000 and $200,000, respectively, of interest costs relating to the increasing debt for the piping products manufacturing facility expansion. Short and long-term debt totaled $41,589,000 at July 31, 1995 as compared to $28,971,000 at July 31, 1994. The additional debt was required to repurchase treasury stock, to fund the Company's capital expenditures in primarily manufacturing and distribution expansions, and to provide for increased working capital needs. The Company also had increased interest income due to higher interest rates on its investment portfolio which were offset by a reduction in interest income due to a lower investment balance.

Income Taxes. The Company's effective tax rate for the third quarter of fiscal 1995 was 37.1% compared to 35.6% in the comparable period of fiscal 1994. For the nine-month period of fiscal 1995, the effective income tax rate was 37.7% compared to 34.9% in the comparable period in 1994. The overall effective income tax rate includes a higher effective state income tax rate due to several factors that also increased the effective federal income tax rate. One factor is a substantial reduction in the nontaxable investment income in fiscal 1995 resulting from a lower balance in investments. The Company also expects a higher level of pretax income and proportionately lower amounts of nontaxable income and anticipated tax credits in fiscal 1995.

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

                               FINANCIAL CONDITION
                   July 31, 1995 Compared to October 31, 1994

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $13,348,000 as of July 31, 1995 as compared to $20,522,000 at October 31, 1994. The $7,174,000 decrease was due principally to the use of $11,750,000 in December 1994 for the repurchase of 1,236,833 shares of the Company's common stock for the treasury.

Inventories. Inventories totaled $31,948,000 at July 31, 1995 as compared to $28,653,000 at October 31, 1994. The $3,295,000 increase in inventories was comprised of an increase of $1,098,000 in raw materials and work in process and an increase of $2,197,000 in finished goods. The increase in raw materials and work in process was primarily due to material requirements to meet the increase in product demand. The increase in finished goods was due to a continued strong demand for fire sprinklers and related products and building product inventories to meet the anticipated demand which is seasonally strong in the summer and fall. The Company has also increased its inventory levels at three distribution centers opened in late 1994, has produced additional finished goods to supply our new distribution center in Singapore, and has introduced new products into virtually all of its warehouse distribution centers.

Property, Plant and Equipment. The Company's property, plant and equipment rose by $11,992,000 to $39,538,000 at July 31, 1995. Approximately $9,300,000 of this increase is due to the continuing expansion of the manufacturing facility for piping products that was acquired in July 1994. Funds have also been used to expand research and development facilities and add machinery and equipment to increase productive capacity.

Total Debt. The Company's total debt increased to $41,589,000 at July 31, 1995 as compared to $30,955,000 at October 31, 1994. The additional borrowings of $10,634,000 were used primarily to fund the expansion of the piping products facility and, in part, to finance increases in accounts receivable, inventories and for other working capital needs resulting from the Company's growth. The funds were principally borrowed under the Company's lines of credit from banks.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion. Cash, cash equivalents and short-term investments decreased $7,174,000 to $13,348,000 as of July 31, 1995. The Company used cash of $11,750,000 to repurchase 1,236,833 shares of the Company's common stock for the treasury. Cash provided by operating activities for the nine months ended July 31, 1995 totaled $5,511,000. This was an improvement from the nine-month period of fiscal 1994, when $2,263,000 was used for operating activities. The additional funds were provided by a greater amount of net income and an increase in accounts payable in the 1995 period and a smaller increase in inventories in 1995 than in the 1994 period. In fiscal 1995, the Company improved cash flow through enhanced inventory management, stronger collection efforts and other means. Cash was used for the purchase of $11,992,000 of property, plant, and equipment during the nine-month period primarily to expand and enhance manufacturing capacity. Approximately $9,300,000 has been used on the expansion of the Company's piping products manufacturing facility acquired in July 1994. The Company's net short-term borrowings for the nine-month period amounted to $13,193,000 and long-term debt repayments were $2,559,000 in the period. The Company's cash, cash equivalents and short-term investments are comprised of funds on deposit and various government and corporate obligations which, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations.

The Company purchases property, plant and equipment from time to time to maintain and expand its offices, manufacturing plants, research facilities, and distribution centers. The Company has expanded and improved its operations over the years with such purchases and the Company intends to continue this policy. The Company has commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company expects that such sources of liquidity will be sufficient to fund these expenditures as they occur. In addition, the Company has made certain commitments to expand and improve the manufacturing facility for piping system components bought in late fiscal 1994. Capital expansions and improvements of the facility have been made through July 31, 1995 that total approximately $9,300,000. The Company has committed a total of approximately $13,500,000 for the expansion and improvement of such facility which includes a new assembly and office building, a manufacturing plant expansion and various machinery and equipment for existing and new product lines. It is expected that such improvements will be completed in January 1996. The Company intends to meet these requirements for funds from cash provided by operations and from further borrowings.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:

         Exhibit 11 -- Computation of Earnings Per Common Share

         Exhibit 27 -- Financial Data Schedule

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended July 31, 1995.

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




                                    CENTRAL SPRINKLER CORPORATION
                                    -----------------------------
                                            (Registrant)




                                         /s/ George G. Meyer
                                    ------------------------------
                                            George G. Meyer
                                        Chief Executive Officer

DATE:   September 12, 1995
----------------------------


                                         /s/ Albert T. Sabol
                                     ------------------------------
                                            Albert T. Sabol
                                         Vice President-Finance
                                        (Principal Financial and
                                         Accounting Officer)