Form 10-K405
period 1995-10-31
CENTRAL SPRINKLER CORP
filed 1996-01-29
CIK 766041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---          EXCHANGE ACT OF 1934

         For the fiscal year ended      October 31, 1995
                                        ----------------
                                               OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -----------------
         Commission file number 0-13940
                                --------

                          CENTRAL SPRINKLER CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                       23-2328106
---------------------------------                    ----------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

              451 North Cannon Avenue, Lansdale, Pennsylvania 19446
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 215-362-0700
                                                    -------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                            --------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X          No
                                 -----------      --------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.       X
                                         ---------------

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock in the NASDAQ National Market on December 31, 1995 -- $35.50) was approximately $122.3 million.

         The number of shares of the Registrant's common stock outstanding as of December 31, 1995 was 3,791,197 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                   (Specific pages incorporated are indicated
                         under applicable Item herein):

     Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                           Exhibit Index - Pages 28-32

                                     PART I

Item 1.  Business.
         ---------

         (a) General Development of Business
         --- -------------------------------

         Central Sprinkler Corporation (the "Company"), through its wholly-owned subsidiaries, Central Sprinkler Company ("Central Sprinkler"), Spraysafe Automatic Sprinklers Limited ("Spraysafe"), Central Sprink Inc. ("Sprink"), Central Castings Corporation ("Castings") and Central CPVC Corporation ("CPVC"), is a leading manufacturer of automatic fire sprinkler heads, valves and other sprinkler system components as well as a distributor of component parts of complete automatic fire sprinkler systems that are either manufactured by the Company or purchased by the Company for resale to its customers.

         The Company acquired Central Sprinkler in May 1984. Key executives of Central Sprinkler remained with the business and purchased a portion of the Company's common stock with the remainder purchased by an outside investor group. Prior to the acquisition, the Company did not have any significant assets or liabilities or engage in any activities other than those related to the acquisition. In May 1985, the Company went public by its sale of shares of common stock of the Company in an underwritten public offering.

         In September 1985, the Company conducted an underwritten public offering of 8% Convertible Subordinated Debentures due 2010 (the "Debentures") in an aggregate principal amount of $17.3 million. During 1988, the Company called for early redemption all of its outstanding Debentures. Holders of $16.8 million face value of such Debentures elected to convert them into 1.6 million shares of newly issued common stock while $135 thousand face value of such Debentures were redeemed for cash.

         On November 1, 1985, the Company acquired 80% of the outstanding common stock and 100% of the outstanding preferred stock of Spraysafe, a sprinkler head manufacturer and distributor in the United Kingdom. During 1989, the Company increased its ownership in Spraysafe from 80% to 100% by purchasing all of the remaining common stock from the minority shareholder. The acquisition resulted in an expansion of the Company's product lines to include Spraysafe's glass bulb sprinkler heads and provide a further means of distributing the Company's products in foreign markets.

         On November 1, 1992, Central Sprinkler acquired certain business assets of a midwestern company engaged in the distribution of fire sprinkler equipment at a cost of approximately $1.2 million. The acquired assets consisted primarily of inventory. Central Sprinkler merged the acquired assets into its distribution network and strengthened its overall distribution network. On August 17, 1993, Central Sprinkler acquired certain business assets and assumed certain liabilities of Sprink, Inc., a company engaged in the business of manufacturing and distributing pipe couplings, fittings and other products that are used in fire sprinkler systems. The assets acquired included, among other things, inventories (excluding selected items), property and equipment, customer records, patents, warehouse and office supplies, computer software and the capital stock of Sprink International, S.A. de C.V. for a purchase price of approximately $4.1 million. The liabilities assumed were principally warranty obligations and obligations under operating leases. The acquisition was made through a newly organized company, Central Sprink Inc.

         In July 1994, Central Sprinkler formed a new company, Central Castings Corporation ("Castings"). Castings acquired substantially all of the business assets of a foundry in the Southeastern United States engaged in manufacturing piping system components. The purchase price was approximately $1.8 million for assets consisting primarily of property, plant and equipment. The Company is undergoing a substantial expansion of such facility to accommodate production of several additional product lines.

         In May 1995, Central Sprinkler formed a new company, Central CPVC Corporation ("CPVC"). Central Sprinkler Company contributed business assets to CPVC. CPVC is engaged in manufacturing CPVC plastic pipe and fittings.

         (b) Financial Information About Industry Segments.
         --- ----------------------------------------------

         The Company operates in one industry; the manufacture and sale or purchase and sale of component parts of complete automatic fire sprinkler systems.

         (c) Narrative Description of Business.
         --- ----------------------------------

General
-------

         The Company is a leading manufacturer of automatic fire sprinkler heads and valves and other components as well as a distributor of component parts of complete automatic fire sprinkler system. Approximately 56% of the Company's fiscal 1995 annual sales are derived from the manufacture and sale of the Company's primary product lines which are fire sprinkler heads and valves. The balance is derived principally from the sale of other component parts, several of which are also manufactured by the Company's subsidiaries. The Company designs, manufactures and markets a wide variety of sprinkler heads and valves for commercial, industrial, residential and institutional uses throughout the world. The Company sells its products to approximately 3 thousand customers, most of which are sprinkler installation contractors.

Products
---------

         The principal components of a sprinkler system are the sprinkler heads and the valves, both of which are manufactured and marketed by the Company and represented approximately 47% and 9%, respectively, of the Company's sales in fiscal 1995 and 49% and 10%, respectively, in both fiscal 1994 and 1993. The Company also manufactures and distributes several other components and distributes other sprinkler system component parts. Other product lines manufactured and sold under the Company's various trade names are steel and CPVC plastic pipe and fittings as well as other piping system components.

         The sprinkler head is the mechanism that is activated by heat and discharges a water spray. The sprinkler head is composed principally of copper, brass and other non-corrosive materials. The Company presently produces and markets six basic types of sprinkler heads: the standard commercial sprinkler, the residential/life-safety sprinkler, the Flow Control (TM) sprinkler, the extended coverage commercial sprinkler, the early suppression fast response sprinkler and specific application series sprinklers which were introduced in fiscal 1994.

         The standard commercial sprinkler head is installed near the ceiling of a structure and consists of a fusable alloy pellet which is sealed into a bronze center strut by a stainless steel ball. When the alloy melts at its rated temperature, the ball is forced upward into the center strut, releasing two ejector springs and activating the sprinkler, which discharges water in a prescribed flow path. The Company also has standard commercial sprinklers with glass bulb activating mechanisms. Generally, standard commercial sprinklers are designed to activate at specified temperatures between 135 and 286 degrees. Standard commercial sprinkler heads are manufactured in a wide variety of models, sizes, and finishes. The Company also has several adjustable concealed standard commercial sprinklers. These models have several advantages over previous models produced by both the Company and its competitors.

         The second type of sprinkler head produced and marketed by the Company are residential/life-safety sprinklers. These sprinklers have quick response features and are designed to react to a fire before it has a chance to spread, which effectively minimizes the smoke, fumes and toxic by-products of the fire. These residential/life-safety sprinklers are recognized today as the best means to protect a life in the event of a fire. In fiscal 1983, the Company introduced its first life-safety sprinkler in the form of the Omega (TM) sprinkler. This patented Omega (TM) sprinkler is equipped with unique design features which provide two principal advantages over the standard commercial sprinkler. The Omega (TM) sprinkler operates five to six times faster than a standard commercial sprinkler and features a spray pattern that has been shown to be more effective in the control or extinguishment of fire. In late 1989, the Company introduced new residential/life-safety sprinklers with glass bulb activating mechanisms. These models featured more traditional sprinkler designs along with the quick response features previously only available in the Omega (TM) model. These sprinklers are more moderately priced than the Omega (TM) model. The Company introduced several new models of its Glass Bulb residential sprinklers in fiscal 1995 and fiscal 1994. Additionally, the Company introduced a new residential series of concealed sprinklers called ROC (Residential Optima Concealed). These sprinklers offer the best flows at the greatest area of coverage on the market.

         The third type of sprinkler head produced by the Company is the Flow Control (TM) sprinkler, which the Company has marketed since 1984. Unlike the standard commercial sprinkler head and the residential/life-safety sprinkler head, which continue to spray water until manually turned off, the Flow Control
(TM) sprinkler head has a distinct operating feature which allows it to open and close automatically as heat conditions dictate. It is, therefore, particularly well suited for areas sensitive to water damage, such as libraries, museums or computer rooms. The Flow Control (TM) sprinkler operates faster than a standard commercial sprinkler and is able to react to a fire before it has a chance to spread, thereby limiting damage to the affected area.

         The fourth type of sprinkler head produced by the Company is the extended coverage commercial sprinkler. This sprinkler line brings about a dramatic turning point in sprinkler technology by extending ordinary spacing from 130 sq. ft. to 400 sq. ft. These sprinklers are being marketed under the trade name of Optima (TM) sprinklers. The Company introduced the Optima (TM) sprinkler in 1993 and developed new models in both fiscal 1995 and 1994. A patent has been issued on these sprinklers that provide uniform distribution of minimum densities at very low start pressures, while achieving superior fire control when compared to the standard commercial sprinkler line.

         The fifth type of sprinkler head produced by the Company starting in fiscal 1993 is the early suppression fast response ("ESFR") sprinkler. This sprinkler is designed for use in special hazards situations. It is used primarily to protect storage areas where there is a need for a high density of water with a quick responding sprinkler head.

         The sixth type of sprinkler produced and marketed by the Company is the specific application series. These sprinklers, such as the Window Sprinklers introduced in fiscal 1995 and the Attic (TM) and the ELO-231 specific application sprinklers, are designed to provide better fire protection for specific occupancies while providing overall economic savings to our installation contractor customers.

         The Company markets a wide variety of sprinkler system valves which are used specifically in fire sprinkler installations. Several of these valves are manufactured by the Company (alarm valve, butterfly valve, check valve, deluge valve and dry pipe valve), while certain other valves are manufactured by others and marketed by the Company. In fiscal 1995, 1994 and 1993 the Company introduced several new manufactured valve models including butterfly valves and a new deluge valve. A sprinkler system valve is the mechanical device by which the water supply is controlled. When the sprinkler head is activated, the valve allows water to flow into and through the system.

         The average cost of sprinkler heads and valves used in a complete fire sprinkler system is generally less than 5% of the total cost of a complete system.

         In addition to its primary product lines of manufactured sprinkler heads and valve products, the Company also manufactures under a production supply contract its own line of CPVC plastic pipe and CPVC plastic pipe fittings. The Company expanded such CPVC product lines and manufacturing capacity in fiscal 1995 and fiscal 1994. The Company also manufactures its own line of steel sprinkler pipe by an investment in and production supply contract with a steel pipe manufacturer. In fiscal 1993, the Company started to manufacture its own line of glass bulb ampules for use as activating mechanisms in sprinkler heads. In addition, the 1993 acquisition of Sprink brought the Company into the manufacture of pipe couplings and fittings and a 1994 acquisition brought the Company the ability to manufacture other piping system components. The Company also distributes a wide variety of other parts used in sprinkler system installations. The majority of the other components include fittings, control valves, electric switches, hangers and a variety of other items. The Company developed and markets a computer aided design ("CAD") system to architects, designers, and contractors for use in the design and installation of sprinkler systems. The Company also provides other CAD related services through its SprinkCAD division.

Marketing and Customers
-----------------------

         The Company's products are marketed by its own sales and marketing staff. This staff consists of approximately 175 people and operates from fifteen regional sales office/distribution centers located near Boston, Atlanta, Miami, Dallas, Chicago, Los Angeles, San Francisco, Seattle, Philadelphia, Baltimore, Salt Lake City, Greensboro, and Portland and from one distribution center in the United Kingdom. A new center was opened in the latter part of fiscal 1995 in Singapore. Unlike the majority of the industry which markets its products primarily through wholesale distributors, the Company sells most of its products directly to sprinkler installation contractors. This places the Company in direct contact with its customers and allows it to respond effectively to customer demands and suggestions.

         The Company's sales and marketing efforts are directed primarily to these sprinkler installation contractors. Additional sales and marketing efforts are directed to the introduction and promotion of the Company's products to architects, engineers, builders, end-users, local fire authorities and insurance underwriters, for purposes of encouraging them to recommend or specify the Company's sprinklers for use in new construction and retrofit installations.

         The Company markets its products to approximately 3 thousand customers, the majority of whom are sprinkler industry contractors, for commercial, industrial, residential and institutional use throughout the world.

         In fiscal 1995, no single customer accounted for more than 3% of the Company's net sales.

         The Company typically manufactures about 90% of its products for estimated shipping demands and 10% pursuant to specific customer orders. The Company does not have any significant order backlog.

         The Company advertises its products through various media including insurance publications and trade journals. The Company also participates in trade shows and trade organizations. Approximately $662 thousand was spent on advertising the Company's products in 1995.

         The Company's products are not marketed pursuant to long-term purchase agreements, but are sold pursuant to individual purchase orders. Often the Company's published sales terms sheet is the controlling purchase document.

         The Company is affected by seasonal factors as well as the level of new construction activity, remodeling and retrofitting of older properties in the commercial, industrial, residential and institutional real estate markets. The Company's sales tend to increase the most when there is a high level of new construction activity in all such real estate markets and decline when there is a slowdown in new construction activity. In addition, as a result of relatively higher levels of new construction during warmer spring and summer months, the demand for sprinkler system components tends to be greater during the summer and fall than during other seasons.

Competition
-----------

         The Company competes on the basis of price, service, product quality, design and performance characteristics. The Company encounters competition worldwide primarily from approximately seven domestic manufacturers of sprinkler heads and valves and a large number of manufacturers and/or distributors of other sprinkler system component parts.

         The Company is the world's leading manufacturer of fire sprinklers. The Company also believes its position is due in large part to its relationships with customers and the innovative technological features of its products.

Research and Development
------------------------

         Research and development has contributed significantly to the Company's success over the years and will be a major factor in the Company's ability to continue its future growth.

         The Company maintains a staff of fourteen engineers and thirty-three support technicians who devote their time to research and development activities. During the 1995 fiscal year, the Company spent $5.1 million on research and development compared to $4.1 million in fiscal 1994 and $2.8 million in fiscal 1993. The Company's efforts in this area are primarily focused on sprinkler head and valve design and development, and are directed toward both new product development and further refinement of the quick response technology designed for residential/life-safety purposes, extended coverage sprinklers and the specific application sprinkler series. A facility used for research and development of glass bulb sprinkler activating mechanisms was converted to production of such products early in the 1993 fiscal year leading to a reduction in the related research and development costs from year-to-year for such facility. The Company's heavy emphasis on the development of new products continued throughout the year and led to many new products in fiscal 1995 and fiscal 1994.

Patents
-------

         The Company holds a number of patents. The Omega (TM) sprinkler head patent, which expires January 1, 2002, protects a unique operating feature (relating to increased activating speed and extended water coverage of the spray pattern) and sets the Omega (TM) head apart from standard commercial sprinklers. The Company was issued a patent on the new extended coverage commercial sprinkler and additional related patent applications are pending on the product line. These are very important to the Company based upon the Company's substantial investment in the product line and the dramatic turning point they provide in fire sprinkler protection and technology. The Company has also filed for patent protection on a number of other products.

Trademarks
----------

         The Company has a number of trademarks on various product names and selected product components. An important trademark was recently obtained on the appearance of installed Omega (TM) products and the Company hopes it will ultimately prevent others from copying this product.

Sources of Supply
-----------------

         The Company uses a number of component parts in its manufacture of sprinkler heads and valves. The principal components of the sprinkler head include the frame, the deflector and the activating mechanism. The major component of the valve is the metal casting.

         Materials, parts and components purchased by the Company for the production of its sprinkler heads and valves are generally available from a large number of suppliers. The vast majority of items are manufactured specifically for the Company's needs from molds, dies and patterns owned by the Company. The Company has not experienced any shortages or significant delays in delivery of these materials in the recent past, and management believes that adequate supplies will continue to be available.

         The Company also has a non-exclusive supply contract with the B.F. Goodrich Company to supply the resin that the Company uses to produce CPVC plastic pipe and fittings. This supply contract, which expires in December 1997, is important since this resin is not generally available. Other products manufactured by the Company such as steel pipe, fittings and couplings and other piping system components use raw materials that are available from a wide variety of suppliers.

         Other component parts purchased by the Company for distribution purposes are generally available from a number of manufacturers.

Effect of Environmental Protection Regulations
----------------------------------------------

         The Company is subject to compliance with various federal, state and local regulations relating to protection of the environment. The Company has not made nor does it currently expect to make any material capital expenditures for environmental protection and control equipment for its current operations. As more fully discussed in Item 7, "Environmental Matters", the Company has been advised by the Environmental Protection Agency of a potential contamination problem in the vicinity of the Company's primary plant.

Employees
---------

         The Company employs approximately 900 people, of whom approximately 600 are production or shipping employees, with the remainder serving in executive, administrative or sales capacities. The Company's sprinkler and valve production and shipping employees are covered by a collective bargaining agreement with the International Association of Machinists & Aerospace Workers. The agreement will expire in October 1997. All of the covered employees are located at the Company's primary manufacturing plant in Lansdale, Pennsylvania.

         (d) Financial Information about Foreign and Domestic Operations and
         -------------------------------------------------------------------
Export Sales.
-------------

         The Company operates in one business segment and engages in business activity outside the United States. During fiscal 1995, 1994 and 1993, the combined export and foreign sales represented approximately 9.9%, 8.6% and 9.0%, respectively, of the Company's net sales. Included in foreign sales are the sales of the Company's United Kingdom subsidiary (Spraysafe). Spraysafe primarily manufactures sprinkler heads and distributes them and other products in Europe and other foreign countries. Significant financial information about Spraysafe's operations consists of the following in thousands of dollars:

                            Year Ended October 31,
                     -----------------------------------
                       1995          1994          1993
                     -------        ------        ------
Sales                $11,210        $8,800        $6,259
Operating Income       1,202           702           644
Net Income               699           440           279
Total Assets           7,903         5,065         3,872
Total Liabilities      4,862         2,710         2,140

Item 2.  Properties.
-------  -----------

         The Company's primary manufacturing plant and executive offices are located in Lansdale, Pennsylvania. The Lansdale facility is owned by the Company. It is comprised of several buildings which contain approximately 166 thousand square feet of floor space on a parcel of about 7 acres. This facility is pledged as security for a mortgage loan. The SprinkCAD division is in a separate leased facility in Lansdale, Pennsylvania of approximately 3 thousand square feet. The lease term is through October 1996 with annual renewals. The Company also owns a separate fire sprinkler component manufacturing facility of approximately 10 thousand square feet in Pennsylvania, a piping systems components manufacturing facility and foundry of approximately 120 thousand square feet on a 67 acre parcel in Alabama purchased in fiscal 1994 and has contract manufacturing facilities for steel and plastic pipe and fittings in Ohio and Alabama.

         The Company's thirteen domestic sales office/distribution centers are located in major cities across the United States listed in Item 1(c), Marketing and Customers, hereof and range in size from 9 thousand to 66 thousand square feet per building. These facilities are leased by the Company pursuant to leases which terminate from 1996 through 2002. The Company has options to extend certain of its leases for additional periods on similar terms. The Company's Sprink subsidiary occupies a sales office/distribution facility located within the Brea, California distribution center leased space. In addition, Sprink has a number of contract manufacturing facilities located in the Far East.

         The Company's United Kingdom subsidiary owns a manufacturing plant in the United Kingdom which contains approximately 12 thousand square feet of floor space on a parcel of about 1 acre. This facility is also pledged as security for a loan. The United Kingdom subsidiary also leases a distribution center of approximately 5 thousand square feet in the United Kingdom under a lease that expires in 2000 and leases a distribution center of approximately 3 thousand square feet in Singapore under a lease that expires in 1997.

         The Company's manufacturing and assembly facilities operate on a two-shift per day basis. All of the manufacturing equipment used in the production process is owned by the Company.

Item 3.  Legal Proceedings.
         ------------------

         The Company is engaged in discussions with the Environmental Protection Agency concerning a claim which may develop in connection with the Company's primary manufacturing plant in Lansdale, Pennsylvania. This potential claim is more fully discussed in Item 7, "Environmental Matters". While there are various other claims pending and threatened against the Company pursuant to the ordinary conduct of business, these other claims are not expected to have any material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1995.

Item 4(a).  Executive Officers of the Registrant.
            -------------------------------------

         The names and ages of the Registrant's executive officers and key employees, their positions with the Company and with Central Sprinkler, its primary operating subsidiary, and their principal occupations during the past five years are as follows:

                                   Position(s) with the Company, and
                                   where indicated, with Central
Name                         Age   Sprinkler
--------------------         ---   -----------------------------------------

Winston J. Churchill          55   Chairman of the Board and Director

William J. Meyer              75   President and Director, and
                                   Chairman of the Board and Treasurer
                                   of Central Sprinkler

George G. Meyer               46   Chief Executive Officer, Secretary,
                                   Treasurer and Director, and
                                   President and Chief Executive
                                   Officer of Central Sprinkler

Stephen J. Meyer              44   Director, and Executive Vice
                                   President of Central Sprinkler

William J. Pardue             45   Executive Vice President of Central
                                   Sprinkler

Albert T. Sabol               43   Vice President, Finance of the
                                   Company and Central Sprinkler

George S. Polan               45   Vice President, Research and
                                   Development of Central Sprinkler

James R. Buchanan             46   Vice President, Sales of Central
                                   Sprinkler

Albert H. Schoenberger, Jr.   68   Vice President, Manufacturing of
                                   Central Sprinkler

James E. Golinveaux           32   Vice President, Technical Service
                                   and Engineering of Central
                                   Sprinkler

Anthony A. DeGregorio         36   Vice President, SprinkCAD of
                                   Central Sprinkler

Marilyn M. Thomas             36   Vice President, Distribution
                                   Operations of Central Sprinkler

Michael J. Graham             45   Vice President, International
                                   Operations of Central Sprinkler

         WINSTON J. CHURCHILL - Mr. Churchill has been Chairman of the Board and a director of the Company and a director of Central Sprinkler since 1984. Mr. Churchill has been President of Churchill Investment Partners, Inc., a private investment firm, since 1989. He was a partner of Bradford Associates, a private investment firm, from 1984 to 1989. Mr. Churchill is also a director of IBAH, Inc., Geotek Industries, Inc. and Tescorp, Inc.

         WILLIAM J. MEYER - Mr. Meyer has been President and a director of the Company and Chairman of the Board of Central Sprinkler since 1984. He has also served Central Sprinkler as a director and Treasurer since 1975 and as President from 1975 to 1984.

         GEORGE G. MEYER - Mr. Meyer has been Chief Executive Officer since 1987 and Secretary and Treasurer of the Company since 1985, and a director of the Company and President and a director of Central Sprinkler since 1984. He was Executive Vice President of the Company from 1985 to 1987.

         STEPHEN J. MEYER - Mr. Meyer has been a director of the Company and Executive Vice President of Central Sprinkler since 1986. He has been a director of Central Sprinkler since 1983.

         WILLIAM J. PARDUE - Mr. Pardue has been Executive Vice President of Central Sprinkler since 1980.

         ALBERT T. SABOL - Mr. Sabol has been Vice President, Finance and Chief Financial Officer of the Company and Central Sprinkler since 1986.

         GEORGE S. POLAN - Mr. Polan has been Vice President, Research and Development of Central Sprinkler since 1990. He was Vice President, Engineering of Central Sprinkler from 1986 to 1989.

         JAMES R. BUCHANAN - Mr. Buchanan has been Vice President, Sales of Central Sprinkler since 1984.

         ALBERT H. SCHOENBERGER, JR. - Mr. Schoenberger has been Vice President, Manufacturing of Central Sprinkler since 1977.

         JAMES E. GOLINVEAUX - Mr. Golinveaux has been Vice President, Technical Service and Engineering of Central Sprinkler since 1993 and Vice President, Technical Service of Central Sprinkler since 1992. He was Director of Technical Service from 1991 to 1992. From 1986 to 1991 he was the Design Manager for a large fire protection installation contractor.

         ANTHONY A. DEGREGORIO - Mr. DeGregorio has been Vice President, SprinkCAD of Central Sprinkler since 1993 and was manager of SprinkCAD sales and service from 1990 to 1993. From 1986 to 1990 he was General Manager of a computer aided design services company.

         MARILYN M. THOMAS - Ms. Thomas has been Vice President, Distribution Operations of Central Sprinkler since 1995 and was Director of Warehouse Operations from 1984 to 1994.

         MICHAEL J. GRAHAM - Mr. Graham has been Vice President, International Operations of Central Sprinkler since 1995 and Managing Director of Spraysafe Automatic Sprinkler Limited (U.K.) since 1990.

         George G., Stephen J. Meyer, and Marilyn M. Thomas are brothers and sister and are sons and daughter of William J. Meyer. William J. Pardue is William J. Meyer's son-in-law.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related
         ------------------------------------------------
         Stockholder Matters.
         --------------------

         The Company's Common Stock is traded on the NASDAQ National Market, NASDAQ symbol - CNSP. The following table sets forth, for the fiscal years indicated, the range of high and low price quotations.

Fiscal 1995:
------------
                                                High       Low
                                                ----       ---
                First Quarter...............    $12       $ 8 5/8
                Second Quarter..............     21        10 3/4
                Third Quarter...............     29 1/2    18 1/2
                Fourth Quarter..............     37 1/4    26 1/2

Fiscal 1994:
------------

                First Quarter...............    $14 1/4   $12
                Second Quarter..............     14 3/4    11 1/2
                Third Quarter...............     12 1/2    10 1/4
                Fourth Quarter..............     11 1/4     9


         As of December 31, 1995, there were approximately 1 thousand holders of record of Common Stock of the Company. The closing price of such stock on the NASDAQ National Market on December 31, 1995 was $35.50.

                The Company has not paid dividends on Common Stock since its inception in 1984. The Company intends to continue its policy of retaining earnings to finance future growth.

Item 6.   Selected Financial Data.
------    ------------------------

         The following summary sets forth selected financial data with respect to the Company for the last five fiscal years. The selected financial data has been derived from the consolidated financial statements of the Company.

         This data should be read in conjunction with other financial information of the Company, including the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

SUMMARY OF SELECTED FINANCIAL DATA
(Amounts in thousands, except per share)

The following fiscal year information should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report.


                                                      Interest
                                               (1)    Expense
                            Net      Gross  Operating (Income),   Net   Earnings
CONSOLIDATED OPERATIONS    Sales    Profit    Income    Net     Income  Per Share
----------------------------------------------------------------------------------
October 31, 1995         $158,849   $51,684  $15,305  $1,902    $8,458    $2.50
October 31, 1994          116,249    35,237    6,428     678     4,018(2)   .80(2)
October 31, 1993           82,481    23,396    2,881    (295)    2,376      .50
October 31, 1992           60,471    17,139      196    (509)      582      .13
October 31, 1991           62,319    19,287    3,946    (725)    2,981      .61

----------------------------------------------------------------------------------

                                                       Long-
CONSOLIDATED FINANCIAL  Working   Current   Total      Term     Total  Shareholders'
POSITION                Capital    Ratio    Assets     Debt      Debt     Equity
----------------------------------------------------------------------------------
As of October 31, 1995  $47,292    2.2:1  $117,360   $27,516   $45,391   $49,550
As of October 31, 1994   53,168    3.0:1    99,061    19,391    30,955    51,101
As of October 31, 1993   38,078    2.4:1    80,303     3,544    19,001    46,563
As of October 31, 1992   34,675    5.6:1    55,415       623     1,131    44,633
As of October 31, 1991   38,544    6.2:1    58,542       952     1,601    47,630

SELECTED FINANCIAL DATA FOOTNOTES

  (1) Operating income represents income before income taxes and interest expense (income), net.

  (2) After favorable cumulative effect of $238 ($.05 per share) due to accounting change for income taxes.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

Results of Operations
---------------------

         The following table shows, for the years indicated, the percentage relationships to net sales of the items included in the Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from year-to-year.

                     Percentage of Net Sales  Percentage Increase
                     Year Ended October 31,       (Decrease)
                     -----------------------  --------------------
                                             Year 1995  Year 1994
                       1995    1994    1993  Over 1994  Over 1993
                      -----   -----   -----  ---------  ---------
Net sales............ 100.0%  100.0%  100.0%     36.6%     40.9%
Cost of sales........  67.5    69.7    71.6      32.3      37.1
                      -----   -----   -----
Gross profit.........  32.5    30.3    28.4      46.7      50.6
                      -----   -----   -----
Selling, general and
  administrative.....  20.0    21.4    21.6      27.5      40.1
Research and
  development........   3.2     3.5     3.4      25.5      44.2
Other income, net....   (.3)    (.1)    (.1)    154.2      80.0
                      -----   -----   -----
                       22.9    24.8    24.9      26.3      40.4
                      -----   -----   -----
Operating income.....   9.6     5.5     3.5     138.1     123.1
                      -----   -----   -----
Interest expense.....   1.5     1.1      .5      81.4     208.8
Interest income .....   (.3)    (.5)    (.9)    (26.2)    (12.8)
                      -----   -----   -----
                        1.2      .6     (.4)    180.5       N/M
                      -----   -----   -----
Income before
  income taxes.......   8.4     4.9     3.9     133.1      81.0
Income taxes.........   3.1     1.7     1.0     151.0     146.3
                      -----   -----   -----
Income before
  cumulative effect
  of accounting
  change.............   5.3     3.2     2.9     123.8      59.1

Cumulative effect of
  accounting change
  for income taxes...    --      .3      --       N/M       N/M
                      -----   -----   -----

Net income...........   5.3     3.5     2.9     110.5      69.1
                      =====   =====   =====

N/M indicates not meaningful.

         Fiscal 1995 net sales reached a record level of $158.8 million, an increase of $42.6 million or a 36.6% increase from the net sales recorded in fiscal 1994. The significant increase in sales was led by the strong demand for fire sprinklers and related products. Growth in the new construction market and higher levels of product usage in the retrofit market have driven the strong market demand for the Company's range of products. The Company's innovation and expansion of its lines of fire sprinkler's and related products also improved sales from the prior year. The Company experienced sales gains in virtually all major product groups. The Company's major product line of fire sprinklers experienced strong sales gains particularly for its Optima (TM) and Glass Bulb models which led the Company in setting record sales levels of fire sprinklers. Significant sales gains were experienced in other product lines including plastic, steel pipe and pipe fittings. The Company's programs to develop and expand the production and marketing of pipe and fittings products continued to significantly increase sales. Sales improvements were realized in all regions throughout the United States. Foreign and export sales increased 21.2% in fiscal 1995. Late in fiscal 1995, Spraysafe opened a distribution center in Singapore. Sales prices continued to be very competitive in fiscal 1995. Overall, sales prices were slightly higher in fiscal 1995 when compared to fiscal 1994. The Company increased its list prices on most manufactured products by 7% in July 1995. This price increase contributed to the overall sales and gross margin increase for the year.

         Fiscal 1994 net sales were $116.2 million, and increased by $33.8 million and was 40.9% greater than the net sales recorded in fiscal 1993. The continued growth throughout the year in sales of automatic fire sprinklers was the primary reason for the sales increase. Sales benefitted from stronger market demand along with the incremental sales from several of the Company's new lines of fire sprinkler products. Sales of the Company's new line of Optima (TM) fire sprinklers had a very significant impact on the overall increase in fire sprinklers. The Company also had greater increases in sales of its Glass Bulb line of sprinklers and its Omega (TM) line of sprinklers than other products. Improved conditions in both the new construction and retrofit markets were the primary reasons for the stronger market demand. The stronger market demand also helped the Company realize increased sales in other components used in complete automatic fire sprinkler systems. In addition, incremental sales arose from new products in the valve, CPVC plastic, steel pipe and fittings product lines. Company programs to expand the production and marketing of piping products had a significant positive impact on sales of these products. Incremental sales were also realized in fiscal 1994 from several acquisitions, the most significant of which was the late fiscal 1993 acquisition of Sprink, Inc., a manufacturer and distributor of pipe couplings, fittings and other products that are used in automatic fire sprinkler systems. Sales improvements were realized in virtually all regions throughout the United States. Sales gains were also experienced in foreign sales and foreign markets. Combined foreign and export sales rose 36.0% in fiscal 1994. Sales prices remained very competitive in fiscal 1994 although slightly improved when compared to fiscal 1993. The Company implemented a 7% list price increase in July 1994 on most of its manufactured products. This price increase did not have a significant impact on the overall sales increase for fiscal 1994.

         Cost of sales for fiscal 1995 increased $26.2 million, or 32.3%, to $107.2 million from fiscal 1994. The increase is primarily due to the significantly higher sales volume. The Company's cost of sales decreased to 67.5% of net sales from 69.7% of net sales in fiscal 1994. This resulted in a gross margin percentage of 32.5% in fiscal 1995 compared to 30.3% in fiscal 1994. This increase in gross profit margin percentage is due primarily to a stronger sales mix of higher margin product lines. Other factors include additional contributions from new products, certain price increases that were put into effect in fiscal 1995 and lower costs of certain products. The increase in production of manufactured fire sprinkler products to meet market demand has increased utilization of the Company's production capacity. This has resulted in a lower unit product cost for certain products. The gross profit margin percentage for fiscal 1995 was somewhat lower than expected due to the costs related to the continuing expansion of the foundry and manufacturing facility for piping products acquired in late fiscal 1994. The gross profit margin was also negatively impacted by price increases to the Company from suppliers of certain materials in fiscal 1995.

         The total dollar amount of cost of sales for fiscal 1994 increased over fiscal 1993 primarily due to the increase in the net sales between the periods. Cost of sales decreased to 69.7% of net sales for fiscal 1994 from 71.6% of net sales for fiscal 1993. This resulted in gross profit margin percentages of 30.3% and 28.4% for the 1994 and 1993 fiscal years, respectively. The continued increase in market demand for fire sprinklers and related product lines had a significant impact on the improved gross profit margin percentage for fiscal 1994. Higher numbers of production units helped to minimize cost increases and in some cases even reduced the cost of sprinkler products produced when compared to fiscal 1993. In addition, the Company's new line of Optima (TM) fire sprinklers experienced stronger margins than many of the Company's other fire sprinklers leading to an improvement in the overall sprinkler margin. In addition, the Company's increased ability to manufacture certain of its CPVC plastic piping products used in fire sprinkler systems led to certain costs lower than the costs of such items in fiscal 1993. The higher gross profit margins on manufactured sprinklers and other products were somewhat offset by lower margins on the Company's fittings product lines. The gross profit margin percentages on the fitting products and other piping system components are generally lower than the Company's other product lines and the greater sales of such products tends to reduce the Company's overall gross margin percentage. In addition, there were certain initial and continuing costs of upgrading and expanding the piping system component manufacturing facility acquired in fiscal 1994 as well as the coupling and fitting manufacturing facility acquired in 1993 that also negatively impacted the Company's gross profit for both fiscal 1994 and 1993.

         Selling, general and administrative expenses were 20.0% of net sales in fiscal 1995 compared to 21.4% of net sales in fiscal 1994. The reduced percentage of such expenses to net sales is due to sales increasing at a faster rate than the selling, general and administrative expense rate of increase. The total dollar amount of selling, general and administrative expenses increased by 27.5% or $6.9 million from fiscal 1994. The majority of the increase in expenses is due directly to the increased sales volume. The expense increases included a higher amount of sales personnel, fringe benefits, freight, travel and certain marketing costs. Distribution facility costs increased due to incremental expenses for personnel, fringe benefits, freight and other costs necessary to handle the increased sales volume. Distribution costs also increased due to the opening of three new distribution centers in late 1994 and relocations to larger facilities. In July 1995, Spraysafe opened a new distribution center in Singapore. The Company also started a project to increase efficiency of its distribution centers and to increase service to its customers. Administrative expenses increased in fiscal 1995 due in part to higher personnel and fringe benefit costs. In fiscal 1995 as compared to fiscal 1994, increased numbers of general and administrative personnel were required to provide necessary services to support the sales growth. Fringe benefit costs increased due to higher costs of the Employee Stock Ownership Plan ("ESOP") resulting from the significant increase in the Company's stock price as compared to fiscal 1994. ESOP expense is recorded based upon the shares allocated to the employees each month using the Company's average stock price for the period. General and administrative expenses also increased due to higher legal fees incurred in fiscal 1995 as compared to fiscal 1994 to protect patents on several new and innovative products.

         Selling, general and administrative expenses were 21.4% of net sales in fiscal 1994 compared to 21.6% of net sales in fiscal 1993. This reduced percentage of such expenses was due to the increased amount of sales in fiscal 1994. The total dollar amount of selling, general and administrative expenses increased by 40.1% or $7.1 million from fiscal 1993. Approximately 20% of this total increase is from the incremental selling, general and administrative expenses of the full fiscal 1994 year of operations of Sprink compared to only two and one-half months of such expenses in fiscal 1993. The balance of the increase was a result of several other factors, the most significant of which was increased amounts of variable sales expenses related to the increased sales volume. The Company also increased the size of its warehouse distribution network in fiscal 1994 and incurred incremental expense to support the opening of two new distribution facilities - Salt Lake City, Utah and Greensboro, North Carolina to support increased sales in those regions. A third facility opened in Portland, Oregon at the end of the period. The Company also expanded several warehouse facilities and relocated to larger facilities. Additional personnel were also required to handle the increased sales volume. In addition, shipping and freight costs, travel expenses and royalties paid on certain product sales increased during the year along with inflationary increases on wages and fringe benefits. General and administrative expenses also increased during the year due to an increased number of administrative personnel along with inflationary increases in salaries, wages and fringe benefits.

         Research and development expenses for fiscal 1995 reached $5.1 million which was an increase of $1 million or 25.5% over fiscal 1994. Research and development expenses were 3.2% of net sales in fiscal 1995 as compared to 3.5% in fiscal 1994. Such expenses increased at a high rate but somewhat lower than the growth rate in sales. The Company continues its heavy emphasis on research and development to develop new, improved and innovative products as well as improving its existing product lines. The Company considers its research and development programs to be a very important part of the Company's long-term growth plan. The higher expenses in fiscal 1995 were related to increased product development and testing, along with increases in the use of outside services and in the number of personnel. The Company continued to incur incremental research and development costs associated with the development and expansion of the piping products line.

         Research and development expenses for fiscal 1994 increased by 44.2% over fiscal 1993 amounts. Such expenses were 3.5% of net sales compared to 3.4% of net sales for fiscal 1993. The increase in research and development expenses during fiscal 1994 was primarily related to increased costs for product development and testing, along with increases in the number of personnel and their related salaries, wages and fringe benefits. During fiscal 1994, the Company developed a number of new products for both residential and commercial applications. A variety of manufactured valves, CPVC plastic fittings and several new sprinkler models including the Attic (TM) sprinklers and Optima (TM) concealed sprinkler, were significant 1994 developments. The Company continued to focus its development efforts on its line of extended coverage sprinklers for ordinary hazards, along with a new family of dry pendent sprinklers. The Company also incurred incremental research and development costs associated with the development and expansion of the piping products line. In addition, the Company increased the number of developmental personnel which resulted in increases in salaries, wages and fringe benefits, and along with inflationary increases for existing personnel, added to the overall increase between fiscal 1994 and 1993.

     Net interest expense for fiscal 1995 of $1.9 million was 1.2% of net sales as compared to $678 thousand or .6%, in fiscal 1994. Interest expense was $2.4 million after capitalizing $333 thousand of interest incurred, as compared to $1.3 million in fiscal 1994. The increase in interest expense was primarily due to increased levels of debt. At October 31, 1995, total debt was $45.4 million as compared to $31 million at the end of fiscal 1994. In fiscal 1995, additional net short-term borrowings totaled $16.6 million and $948 thousand in additional long-term debt. The additional debt was required to repurchase treasury stock, to fund the Company's capital expenditures in primarily manufacturing and distribution expansions and to provide for increased accounts receivable and inventory. Interest income decreased to $461 thousand in fiscal 1995 from $625 thousand in fiscal 1994. The Company had lower interest income due primarily to a decline in the investment balance due to the repurchase of 1.2 million shares of the Company's common stock for the treasury in December 1994.

     Net interest expense of $678 thousand was incurred during fiscal 1994 compared to net interest income of $295 thousand for fiscal 1993. Interest expense in fiscal 1994 was $1.3 million compared to $422 thousand in fiscal 1993, while interest income was $625 thousand and $717 thousand for the fiscal years 1994 and 1993, respectively. The increase in interest expense is due primarily to a substantial increase in the Company's total debt. The Company increased its borrowings in the latter part of fiscal 1993 to provide cash for acquisitions and increased working capital needs through the issuance of a $5 million term note and $11.6 million in net short-term borrowings. In fiscal 1994, there were $13.9 million in additional net short-term borrowings and $20 million in long-term debt issued to refinance short-term borrowings. These borrowings were required to support additional working capital needs and to fund the July 1994 acquisition of a company engaged in the manufacturing of piping systems components and planned expansions of such facility. The Company had total debt outstanding at October 31, 1994 of $31 million compared to $19 million at October 31, 1993. The decrease in interest income was due solely to lower interest rates earned on invested funds in fiscal 1994. Short-term investment interest rates fell from the levels achieved in fiscal 1993 and remained at such lower levels throughout most of fiscal 1994.

         The effective income tax rate for fiscal 1995 was 36.9% as compared to 34.3% in fiscal 1994. The increase in the effective income tax rate includes a higher effective state income tax rate due to several factors that also increased the effective U.S. Federal income tax rate. One factor is a substantial reduction in the nontaxable investment income in fiscal 1995 as compared to fiscal 1994 resulting from a lower balance in investments. The Company also had a higher level of pretax income. Income before income taxes increased by $7.7 million or 133.1%, to $13.4 million. The higher level of pretax income combined with lower amounts of nontaxable income and tax credits proportionately reduces the favorable effect on the effective tax rate in fiscal 1995.

         The effective income tax rates for fiscal 1994 and 1993 were 34.3% and 25.2%, respectively. The increase in the effective income tax rate for fiscal 1994 was primarily due to a higher effective U.S. Federal income tax rate. The two major items which contributed to the increased rate were a significantly higher amount of income before income taxes in fiscal 1994 than fiscal 1993 and the diminished effect of income tax credits and tax-exempt income in fiscal 1994 on the effective rate. The amount of income before income taxes rose by 81% to $5.8 million in fiscal 1994 from $3.2 million in fiscal 1993. The gross amounts of both income tax credits and tax-exempt interest income declined only slightly in fiscal 1994, but this decline had a much greater impact on the overall effective U.S. Federal income tax rate due to the higher income before income taxes amount.

         The Company's sales are affected by seasonal factors as well as the level of new construction activity, remodeling and retrofitting of older properties in the commercial, industrial, residential and institutional real estate markets. The Company's sales tend to increase the most when there is a high level of new construction activity in all such real estate markets. In addition, as a result of relatively higher levels of new construction during warmer spring and summer months, the demand for sprinkler system components tends to be greater during the summer and fall than during other seasons.

Liquidity and Capital Resources

         The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion.

         The Company's combined cash, cash equivalents and short-term investments were $12.1 million, 41% or $8.4 million less than fiscal 1994. Total cash, cash equivalents and short-term investments were $20.5 million at October 31, 1994. Cash, cash equivalents and short-term investments is primarily comprised of funds on deposit and various tax-exempt securities which provide adequate liquidity to meet the Company's obligations. The decrease in total cash, cash equivalents and short-term investments was due principally to the use of $11.8 million in December 1994 for the repurchase of 1.2 million shares of the Company's common stock for the treasury.

         The Company's net short-term borrowings obtained primarily under lines-of-credit increased by $5.6 million in fiscal 1995 as compared to a net increase of $13.9 million in fiscal 1994. At October 31, 1995, $11 million of short-term borrowings have been classified as long-term debt based upon the Company's issuance of long-term bonds on November 21, 1995. In fiscal 1995, Spraysafe obtained a $948 thousand five-year term loan. During the second quarter of fiscal 1994, $20 million of the Company's borrowings under the lines-of-credit were refinanced in noncash transactions by the issuance of long-term debt in the form of two $10 million, ten-year term loans. The increased borrowings in fiscal 1995 and 1994 were primarily a result of the need to finance the increased growth in the Company's business. The Company experienced sales growth of 36.6% and 40.9% in fiscal years 1995 and 1994, respectively. This resulted in increases in both inventories required for these sales levels as well as accounts receivable resulting from the increased sales. Accounts payable also increased with the increase in purchasing volume. Cash was provided by operating activities in fiscal 1995 of $3.9 million whereas cash was used for operating activities of $1.8 million in fiscal 1994.

         In July 1994, the Company purchased substantially all of the business assets of a foundry in the Southeastern United States engaged in manufacturing components for piping systems for cash of $1.6 million and a $200 thousand note payable. The assets acquired were principally property, plant and equipment. The Company is in the process of substantially expanding this facility's production capacity to accommodate several additional product lines. In addition to the cash required for the purchase, substantial amounts of working capital was used for additional property, plant and equipment after the purchase. Cash used for property, plant and equipment of $16 million in fiscal 1995 was significantly higher than the $6.3 million spent in fiscal 1994. Substantially all of the amount spent in fiscal 1995 and 1994 was for buildings, building improvements and machinery and equipment to expand the manufacturing capacity for various product lines. In fiscal 1995, another use of cash was $3.1 million for the repayment of long-term debt. In fiscal 1994, the Company used $2.2 million for the repayment of long-term debt. In December 1994, the Company repurchased 1.2 million shares of its common stock that were under the control of one investment management company for the beneficial interest of various clients for which it acts as an investment adviser. The shares repurchased represented about 25% of the outstanding common stock of the Company. The repurchase price was $9.50 per share for an aggregate purchase price of approximately $11.8 million. These shares are being held in the treasury for possible future issuance. The treasury stock repurchase was paid for through a reduction of the Company's cash and investments and further short-term borrowings. The consummation of the repurchase reduced the Company's net worth by the $11.8 million amount of the repurchase price. The Company believes that its current cash and investments along with its future earnings and borrowing capacity will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures for fiscal 1996.

         The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years with such purchases and the Company intends to continue this policy in the future. The Company has commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company intends to meet these requirements for funds from current cash and investments and cash provided by operations and by further borrowings. The Company expects that such sources of liquidity will be sufficient to fund these expenditures as they occur. In addition, the Company has made certain commitments to expand and improve the foundry and manufacturing facility for piping system components bought in July 1994. These commitments are for buildings, building improvements and various machinery and equipment. As of October 31, 1995, the open commitments relating to this facility approximate $2.4 million. It is expected that such improvements will be completed prior to February 1996.

Environmental Matters

         The Company and approximately thirty other local businesses were notified by the Environmental Protection Agency ("EPA") in August 1991 that they may be potentially responsible parties with respect to groundwater contamination in the vicinity of the Company's primary manufacturing plant in Lansdale, Pennsylvania. The Company has entered into an Administrative Order of Consent for Remedial Investigation/Feasibility study ("AOC") effective May 19, 1995 with the EPA. Pursuant to the AOC, the Company has agreed to perform certain tests on the Company's property to determine whether any land owned by the Company or ground water beneath such land could be a source of contamination at the site. It currently estimated that the Company's portion of the overall costs related to this matter will range from $240 thousand to $2.7 million depending upon the amount of cleanup necessary. Management believes that the Company's operations did not contribute to this contamination problem. The Company has recorded a liability for the minimum amount within the range above, which does not assume any recoveries from insurance or third parties.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

         The financial statements of the Company for the years ended October 31, 1995, 1994, and 1993, together with the report thereon of Arthur Andersen LLP dated December 13, 1995, are set forth on pages F-1 through F-15 hereof. The supplementary financial data for the Company is set forth on page F-16 hereof.

         The remainder of the financial information required by this report is set forth on page S-1 which follow the financial statements and supplementary financial data set forth on pages F-1 through F-16 hereof. Such information is listed in Item 14(a)(2) hereof.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         -----------------------------------------------------

         There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure between the Company and its independent public accountants within the past two fiscal years.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

         The information called for by this Item regarding the executive officers of the Registrant is incorporated herein by reference to the material under the caption "Executive Officers of the Registrant" in Part I - Item 4(a) hereof.

         The remainder of the information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  Executive Compensation.
          -----------------------

         The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
         ---------------------------------------------------

         The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

         The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.
         ------------------------------------------------------

(a)  The following documents are filed as a part of this report:

    (1) The financial statements and supplemental financial data required by Item 8 of this report are filed below:

FINANCIAL STATEMENTS:

                                                          Page(s)
                                                          -------
Report of Independent Public Accountants................. F-1

Consolidated Balance Sheets as of October 31, 1995 and
  1994................................................... F-2-3

Consolidated Statements of Income for the years ended
  October 31, 1995, 1994 and 1993........................ F-4

Consolidated Statements of Cash Flows for the years
  ended October 31, 1995, 1994 and 1993.................. F-5-6

Consolidated Statements of Shareholders' Equity for the
  years ended October 31, 1995, 1994 and 1993............ F-7

Notes to Consolidated Financial Statements............... F-8-15

Supplementary Financial Data (unaudited):

                                                          Page
                                                          ----
Quarterly Financial Data................................. F-16

    (2) The financial statement schedules required by Item 8 of this report are listed below:

                                                          Page
                                                          ----
Schedule II - Valuation and Qualifying Accounts.......... S-1

         Other Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

    (3)  Index of Exhibits

    The following is a list of the Exhibits filed as a part of this report:

    Footnote to Exhibits:-

    * Indicates this is a management contract which is a compensatory plan or arrangement which is required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    The following Exhibit has previously been filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990 as Exhibit 3(a) and is incorporated herein by reference thereto:

    3(a) Restated Articles of Incorporation of the Registrant

    The following Exhibit has been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1987 as Exhibit 3(b) and is incorporated herein by reference thereto:

    3(b) Restated By-Laws of the Registrant

    The following Exhibits 10(a) through 10(b) have been previously filed with Registrant's Form S-1 Registration Statement No. 2-96850 dated April 3, 1985, to Amendment No. 1 thereto dated May 8, 1985 or to Amendment No. 2 thereto dated May 17, 1985 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

    10(a) Deferred Compensation Plan (formerly 10(f))*

    10(b) Multiemployer Union-Sponsored Pension Plan (formerly 10(i))

    The following Exhibit has been previously filed with Registrant's Amendment No. 1 to S-1 Registration Statement No. 33- 4828 dated April 24, 1986 as the Exhibit number indicated and is incorporated herein by reference thereto:

    10(c) Employment Agreement between Central Sprinkler and Albert H.
          Schoenberger, Jr. (formerly 10(t))*

    The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1986 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

    10(d) Form of Indemnification Agreement among Central Sprinkler Corporation,
          Central Sprinkler Company, CSC Finance Company and their Executive Officers and Directors dated September 15, 1986 (formerly 10(t))*

    10(e) 1986 Incentive Stock Option Plan, as amended to date (formerly 10(v))*

    The following Exhibit has been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1988 as the Exhibit number indicated and is incorporated herein by reference thereto:

    10(f) Incentive Compensation Plan, as amended to date (formerly 10(k))*

    The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1990 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

    10(g) Employment Agreement with William J. Meyer dated  March 19, 1990
          (formerly 10(n))*

    10(h) Employment Agreement with George G. Meyer dated March 19, 1990
          (formerly 10(o))*

    10(i) Employment Agreement with Stephen J. Meyer dated March 19, 1990
          (formerly 10(p))*

    The following Exhibit has been previously filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1992 as the Exhibit 19 and is incorporated herein by reference thereto:

    10(j) 1988 Non-Qualified Stock Option Plan, as amended*

    The following Exhibits have been previously filed with Registrant's Annual Report or Form 10-K for the year ended October 31, 1992 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

    10(k) Form of Employment Agreement, Schedule of Compensation and Amendment thereto dated September 22, 1992 for certain officers (formerly 10(m))*

    10(l) Employment Agreement with George S. Polan dated October 1, 1992
          (formerly 10(n))*

    10(m) Central Sprinkler Employee Stock Ownership Plan (formerly 10(o))*

    10(n) Central Sprinkler Company Term Loan Agreement dated November 20, 1992
          (formerly 10(p))

    The following Exhibit has been previously filed with Registrant's Form 8-K dated August 17, 1993 as the Exhibit number indicated and is incorporated herein by reference thereto:

    10(o) Agreement to Purchase Assets dated August 12, 1993 among Sprink Inc.,
          James Hardie Irrigation, Inc., J.H. Industries (U.S.A.) Inc., Central Sprink Inc., Central Sprinkler Company and Central Sprinkler Corporation (formerly Exhibit 2.1)

    The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1993 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

    10(p) Consulting Agreement between the Company and Churchill Investment
          Partners, Inc. dated June 21, 1993 (formerly 10(r))

    10(q) Consulting Agreement between the Company and Bradford Ventures Ltd.
          dated June 21, 1993 (formerly 10(s))

    10(r) 1993 Non-Employee Director Stock Option Plan (formerly (10(t))

    The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1994 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

    10(s) Central Sprinkler 401(k) Profit Sharing Plan and Trust, as amended to date (formerly 10(t))

    10(t) Term Loan Agreement between Central Sprinkler Company and First
          Fidelity Bank, including exhibits and amendments thereto (formerly 10(u))

    10(u) Term Loan Agreement between Central Sprinkler Company and CoreStates
          Bank, N.A., including exhibits and amendments thereto (formerly 10(v))

    The following Exhibits are filed herewith:

    10(v) Amendment of Employment Agreement with William J. Meyer dated January
          5, 1996) *

    10(w) Amendment of Employment Agreement with George G. Meyer dated January
          5, 1996  *

    10(x) Amendment of Employment Agreement with Stephen J. Meyer dated January
          5, 1996  *

    10(y) Employment Agreement with James E. Golinveaux dated November 30,
          1995 *

    10(z) Amendments to Term Loan Agreement between Central Sprinkler Company and First Fidelity Bank

    10(aa) Amendments to Term Loan Agreement between Central Sprinkler Company and CoreStates Bank, N.A.

    10(ab) Loan Agreement between Alabama State Industrial Development Authority and Central Castings Corporation dated as of November 1, 1995

    10(ac) Lease Agreement between Calhoun County Economic Development Council and Central Castings Corporation dated as of November 1, 1995

    10(ad) Letter of Credit and Reimbursement Agreement by and between First
           Fidelity Bank, National Association and Central Castings Corporation dated as of November 1, 1995

    11     Statement of Computation of Earnings per Common Share

    21     Subsidiaries of Registrant

    23     Consent of Independent Public Accountants

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1995.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTRAL SPRINKLER CORPORATION

                                       By: /s/William J. Meyer
                                           -----------------------------------
                                           William J. Meyer
                                           President

Date: January 24, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

      Signature                  Title                 Date
-----------------------   ---------------        ----------------

/s/Winston J. Churchill   Chairman of the        January 24, 1996
-----------------------   Board and Director
Winston J. Churchill

/s/William J. Meyer       President and          January 24, 1996
-----------------------   Director
William J. Meyer

/s/George G. Meyer        Chief Executive        January 24, 1996
-----------------------   Officer, Treasurer,
George G. Meyer           Secretary and
                          Director

/s/Albert T. Sabol        Vice President-        January 24, 1996
------------------------  Finance(Principal
Albert T. Sabol           Financial and
                          Accounting Officer)

/s/Stephen J. Meyer       Director               January 24, 1996
------------------------
Stephen J. Meyer

/s/Joseph L. Jackson      Director               January 24, 1996
------------------------
Joseph L. Jackson

      Signature                  Title                 Date
-----------------------   ---------------        ----------------

/s/Barbara M. Henagan     Director               January 24, 1996
-----------------------
Barbara M. Henagan

/s/Richard P. O'Leary     Director               January 24, 1996
------------------------
Richard P. O'Leary

/s/Thomas J. Sharbaugh    Director               January 24, 1996
-----------------------
Thomas J. Sharbaugh

/s/Timothy J. Wagg        Director               January 24, 1996
-----------------------
Timothy J. Wagg

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

To Central Sprinkler Corporation:

   We have audited the accompanying consolidated balance sheets of CENTRAL SPRINKLER CORPORATION (a Pennsylvania corporation) AND SUBSIDIARIES as of October 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for the years ended October 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Sprinkler Corporation and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended October 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

   As explained in Note 2 to the consolidated financial statements, effective November 1, 1994, the Company adopted the provisions of Statement of Position No. 93-6 "Employers' Accounting for Employee Stock Ownership Plans". In addition, as explained in Note 1 to the consolidated financial statements, effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                          Arthur Andersen LLP


Philadelphia, Pa.
  December 13, 1995

Central Sprinkler Corporation and Subsidiaries
Financial Statements

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                            October 31,
                                                         -----------------
ASSETS                                                   1995         1994
---------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                           $  2,025      $ 2,188
  Short-term investments                                10,079       18,334
  Accounts receivable, less
    allowance for doubtful receivables of
    $3,813 in 1995 and $3,737 in 1994, respectively     31,686       24,907
  Inventories                                           35,955       28,653
  Deferred income taxes                                  5,038        4,686
  Prepaid expenses and other assets                        650          902
                                                      --------      -------

    Total current assets                                85,433       79,670
                                                      --------      -------

Property, Plant and Equipment:

  Land                                                     337          289
  Buildings and improvements                             6,306        4,592
  Machinery and equipment                               35,529       21,605
  Furniture and fixtures                                 1,421        1,060
                                                      --------      -------

                                                        43,593       27,546

  Less - Accumulated depreciation                       15,567       12,298
                                                      --------      -------

                                                        28,026       15,248
                                                      --------      -------

Goodwill, less accumulated amortization of
  $3,012 in 1995 and $2,761 in 1994, respectively        3,010        3,261
                                                      --------      -------


Other Assets                                               891          882
                                                      --------      -------


                                                      $117,360      $99,061
                                                      ========      =======

---------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                                                            October 31,
                                                         -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                     1995         1994
--------------------------------------------------------------------------------
Current Liabilities:
  Short-term borrowings                               $ 14,062      $ 8,486
  Current portion of long-term debt                      3,813        3,078
  Accounts payable                                      12,724        7,731
  Accrued expenses                                       6,896        5,301
  Accrued income taxes                                     646        1,906
                                                      --------      -------

    Total current liabilities                           38,141       26,502
                                                      --------      -------

Long-Term Debt                                          27,516       19,391
                                                      --------      -------

Other Noncurrent Liabilities                               577          699
                                                      --------      -------

Deferred Income Taxes                                    1,576        1,368
                                                      --------      -------

Commitments and Contingent Liabilities (Note 15)

Shareholders' Equity:
  Common stock, $.01 par value; shares authorized
   - 15,000; issued - 5,472 in 1995 and 5,398
   in 1994, respectively                                    55           54
  Additional paid-in capital                            29,118       27,674
  Retained earnings                                     42,939       34,481
  Cumulative translation adjustments                      (109)         (76)
  Deferred cost-Employee Stock Ownership Plan           (6,360)      (6,679)
  Unrealized investment holding gains, net                  10          -
                                                      --------      -------

                                                        65,653       55,454

  Less - Common stock in treasury, at cost
   - 1,680 shares in 1995 and 444 shares
   in 1994                                              16,103        4,353
                                                      --------      -------

                                                        49,550       51,101
                                                      --------      -------

                                                      $117,360      $99,061
                                                      ========      =======

---------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share)

                                                   Year Ended October 31,
                                                ----------------------------
                                                1995        1994        1993

-------------------------------------------------------------------------------
Net Sales                                     $158,849    $116,249     $82,481

Cost of Sales                                  107,165      81,012      59,085
                                              --------    --------     -------

  Gross profit                                  51,684      35,237      23,396
                                              --------    --------     -------

Operating Expenses:
  Selling, general and administrative           31,795      24,934      17,797
  Research and development                       5,133       4,091       2,838
  Other income, net                               (549)       (216)       (120)
                                              --------    --------     -------

                                                36,379      28,809      20,515
                                              --------    --------     -------

  Operating income                              15,305       6,428       2,881
                                              --------    --------     -------

Interest Expense (Income):
  Interest expense                               2,363       1,303         422
  Interest income                                 (461)       (625)       (717)
                                              --------    --------     -------
                                                 1,902         678        (295)
                                              --------    --------     -------

  Income before income taxes                    13,403       5,750       3,176

Income Taxes                                     4,945       1,970         800
                                              --------    --------     -------

  Income Before Cumulative Effect of
    Accounting Change                            8,458       3,780       2,376
  Cumulative Effect of Accounting
    Change for Income Taxes                        -           238          -
                                              --------    --------     -------

Net Income                                     $ 8,458    $  4,018     $ 2,376
                                              ========    ========     =======

Earnings per Common Share:
  Before Cumulative Effect of
    Accounting Change                            $2.50        $.75        $.50

  Cumulative Effect of Accounting
    Change for Income Taxes                        -           .05          -
                                              --------    --------     -------

  Earnings Per Common Share                      $2.50        $.80        $.50
                                              ========    ========     =======

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                   Year Ended October 31,
                                                ----------------------------
                                                1995        1994        1993
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                     $ 8,458     $ 4,018     $ 2,376
Noncash items included in income:
  Depreciation and amortization                  3,520       3,083       2,059
  Cumulative effect of accounting change           -          (238)        -
  Deferred income taxes                           (144)     (1,708)       (573)
  Deferred costs                                   529         183         300
  Decrease (increase) in -
    Accounts receivable, net                    (6,779)     (4,587)     (9,213)
    Inventories                                 (7,302)     (4,978)     (5,594)
    Prepaid expenses and other assets              252        (233)       (260)
  Increase (decrease) in -
    Accounts payable                             4,993        (386)      4,435
    Accrued expenses                             1,595       1,381         496
    Accrued income taxes                        (1,260)      1,690        (249)
                                               -------     -------     -------

Net cash provided by (used for) operating
  activities                                     3,862      (1,775)     (6,223)
                                               -------     -------     -------

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment                                  (16,047)     (6,285)     (2,660)
  Aquisitions of businesses                        -        (1,571)     (2,608)
  Proceeds from (used for) short-term
    investments                                  8,255      (1,035)     (3,817)
  Other - net                                       (9)         22        (199)
                                               -------     -------     -------

Net cash used for investing activities          (7,801)     (8,869)     (9,284)
                                               -------     -------     -------

Cash flows from financing activities:
  Purchase of treasury stock                   (11,750)        -          (621)
  Short-term borrowings, net                    16,576      13,908      11,567
  Proceeds from exercised stock options            745          17         -
  Tax benefits from exercised stock options        368           3         -
  Proceeds from long-term debt                     948          20       5,000
  Repayments of long-term debt                  (3,088)     (2,174)     (1,314)
  Other - net                                      (23)        158        (122)
                                               -------     -------     -------

Net cash provided by financing activities        3,776      11,932      14,510
                                               -------     -------     -------

Net (decrease) increase in cash and cash
  equivalents                                     (163)      1,288        (997)
Cash and cash equivalents at beginning
  of year                                        2,188         900       1,897
                                               -------     -------     -------
Cash and cash equivalents at end of year       $ 2,025     $ 2,188     $   900
                                               =======     =======     =======

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

(Amounts in thousands)

                                                   Year Ended October 31,
                                                ----------------------------
                                                1995        1994        1993
-------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:

  Interest expense                             $ 2,638     $ 1,239     $   348
                                               =======     =======     =======

  Income taxes                                 $ 6,061     $ 2,016     $ 1,622
                                               =======     =======     =======

  Interest income                              $  (854)    $  (928)    $  (567)
                                               =======     =======     =======

Supplemental schedule of non-cash investing and financing activities:

  Refinancing of short-term borrowings with
    long-term debt                             $11,000     $20,000     $    -
                                               =======     =======     =======
  Acquisitions:
    Fair value of assets acquired              $   -       $ 1,771     $ 5,687
    Liabilities assumed                            -           -          (462)
    Note payable issued                            -          (200)     (2,617)
                                               -------     -------     -------
    Cash paid for net assets acquired          $   -       $ 1,571     $ 2,608
                                               =======     =======     =======

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)


                                                                                                      Unrealized
                                      Common Stock Additional          Cumulative Treasury   Deferred  Investment
                                     -------------  Paid-in  Retained Translation  Stock,     Cost-    Holding
                                     Shares Amount  Capital  Earnings Adjustments  Common     ESOP    Gains, Net
-----------------------------------------------------------------------------------------------------------------
Balance, October 31, 1992             5,396   $54   $27,624   $28,087   $(155)   $(10,977)  $    -      $  -
  Sale of 750 shares of
    common stock from
    treasury to ESOP                    -      -         30        -       -        7,245    (7,275)       -
  Purchase of 58 shares of
    common stock for treasury           -      -         -         -       -         (621)       -         -
  Annual ESOP costs                     -      -         -         -       -           -        299        -
  Translation adjustments               -      -         -         -     (124)         -         -         -
  Net income                            -      -         -      2,376      -           -         -         -
                                      -----   ---    ------    ------   -----    --------   -------     -----

Balance, October 31, 1993             5,396    54    27,654    30,463    (279)     (4,353)   (6,976)       -
  Exercise of stock options               2    -         20        -       -           -         -         -
  Annual ESOP costs                     -      -         -         -       -           -        297        -
  Translation adjustments               -      -         -         -      203          -         -         -
  Net income                            -      -         -      4,018      -           -         -         -
                                      -----   ---    ------    ------   -----    --------   -------     -----

Balance, October 31, 1994             5,398    54    27,674    34,481     (76)     (4,353)   (6,679)       -
  Purchase of 1,237 shares
    of common stock for treasury        -      -         -         -       -      (11,750)       -         -
  Unrealized investment
    holding gains, net                  -      -         -         -       -           -         -         10
  Exercise of stock options              74     1     1,112        -       -           -         -         -
  Annual ESOP costs                     -      -        332        -       -           -        319        -
  Translation adjustments               -      -         -         -      (33)         -         -         -
  Net income                            -      -         -      8,458      -           -         -         -
                                      -----   ---    ------    ------   -----    --------   -------     -----

Balance, October 31, 1995             5,472   $55   $29,118   $42,939   $(109)   $(16,103)  $(6,360)    $  10
                                      =====   ===    ======    ======   =====    ========   =======     =====

------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

Central Sprinkler Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share)

1. Summary of Significant Accounting Policies:

    THE COMPANY - The Company's operations are conducted in one business segment as a manufacturer and distributor of components used in automatic fire sprinkler systems. These fire sprinkler system components are used in commercial, industrial, residential and institutional properties and are sold to over 3 thousand customers, most of which are sprinkler installation contractors.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Central Sprinkler Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

    CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

    SHORT-TERM INVESTMENTS - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115-Accounting for Certain Investments in Debt and Equity Securities prospectively effective November 1, 1994. At October 31, 1995, the short-term investments have been categorized as available for sale and as a result are stated at fair value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized. At October 31, 1994, the short-term investments were stated at cost plus accrued interest which approximated market value. All of the Company's investment holdings have been classified in the consolidated balance sheet as current assets.

    INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are being recorded on a straight-line basis over the estimated lives of the assets which range from 3 to 20 years.

    GOODWILL - Goodwill represents the excess of the purchase cost of net assets acquired over their fair market value and is amortized primarily on a straight-line basis over 25 years. The Company considers goodwill to be fully realizable through future operations.

    FOREIGN CURRENCY TRANSLATION - Assets and liabilities of a foreign subsidiary are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

    RESEARCH AND DEVELOPMENT COSTS - Costs of research, new product development and product redesign are expensed as incurred.

    INCOME TAXES - Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109-Accounting for Income Taxes. The cumulative effect of this accounting change resulted in the recognition of a one-time gain of $238 or $.05 per common share in fiscal 1994. SFAS No. 109 requires deferred tax liabilities and assets be recognized for the tax effects of differences between the financial reporting and tax bases of assets and liabilities.

    EARNINGS PER COMMON SHARE - Earnings per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options).

    RECLASSIFICATIONS - Certain reclassification of previously reported balances have been made to conform with the current year classification of such balances.

2. Earning Per Common Share:

    The weighted average common shares outstanding were 3,382, 5,004, and 4,710 for the years ended October 31, 1995, 1994 and 1993, respectively.

    Effective November 1, 1994, the Company adopted Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). The SOP requires that unallocated shares of the Company's stock in the Employee Stock Ownership Plan ("ESOP") should be excluded from the average number of common shares outstanding when computing earnings per common share. In accordance with this SOP, 672 unallocated ESOP shares were excluded from the average number of common shares outstanding in fiscal year 1995. In accordance with the provisions of the SOP, prior period information has not been restated.

3. Foreign Operations:

    The Company owns Spraysafe Automatic Sprinklers Limited ("Spraysafe"), a Company in the United Kingdom. Spraysafe manufactures sprinkler heads and distributes these and other products in Europe and other foreign countries.

    Significant financial information about Spraysafe's operations consist of the following -

                                                      Year Ended October 31,
                                                   ---------------------------
                                                     1995      1994      1993
------------------------------------------------------------------------------
Sales                                              $11,210    $8,800    $6,259
Operating income                                   $ 1,202    $  702    $  644
Net income                                         $   699    $  440    $  279
Total assets                                       $ 7,903    $5,065    $3,872
Total liabilities                                  $ 4,862    $2,710    $2,140
------------------------------------------------------------------------------

4. Short-Term Investments:

    The following is a summary of the estimated fair value of available for sale securities by balance sheet classification -

                                                             October 31,
                                                        --------------------
                                                        1995            1994
------------------------------------------------------------------------------
Cash Equivalents:
  U.S. Money Market Funds                              $   517         $ 1,303
                                                       =======         =======
Short-Term Investments:
  Tax-Exempt Securities                                $10,079         $18,334
                                                       =======         =======
------------------------------------------------------------------------------

    Gross unrealized holding gains and losses for the year ended October 31, 1995 were not material. The net unrealized holding gains for the year ended October 31, 1995 have been recorded as a separate component of shareholders' equity. The gross proceeds from sales and maturities of investments were $22,069 for the year ended October 31, 1995. Gross realized gains and losses for the year ended October 31, 1995 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

    Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months.

5. Inventories:

    Inventories consist of the following -

                                                             October 31,
                                                        --------------------
                                                        1995            1994
------------------------------------------------------------------------------
Raw materials and work
    in proccess                                        $11,237         $ 9,179
Finished Goods                                          24,718          19,474
                                                       -------         -------
                                                       $35,955         $28,653
                                                       =======         =======
------------------------------------------------------------------------------

6. Shareholders' Equity:

    REDEEMABLE PREFERRED STOCK - The Company has authorized 2,000 shares of Redeemable Preferred Stock, $.01 par value. At October 31, 1995, 1994 and 1993, there were no shares issued and outstanding.

    TREASURY STOCK - The Company repurchased 1,237 shares of its common stock on December 21, 1994 at a cost of $11,750 and repurchased 58 shares of its common stock at a cost of $621 during fiscal 1993. There were no repurchases in fiscal 1994. All shares are being held in the treasury for possible future issuance.
On April 28, 1993, the Company sold, in a leveraged transaction, 750 shares of its common stock from the treasury to the ESOP for $9.70 per share in exchange for a promissory note from the ESOP. The aggregate sale amount of $7,275 resulted in a decrease in treasury stock and increase in additional paid-in-capital of $7,245 and $30 respectively, as well as a charge to deferred cost-ESOP for $7,275 on the date of the sale.

    STOCK OPTIONS - The Company has stock option plans ("Option Plans") which cover a maximum of 960 shares of common stock which may be granted. The Option Plans provide for the granting of 187 incentive stock options under a plan adopted in 1986 and 713 nonqualified or incentive stock options under a plan adopted in 1988 and amended in fiscal 1991. Under a plan adopted in 1993, the Company can issue up to 60 nonqualified options under a non-employee director stock option plan. Options have been granted to officers, other key employees and non-employee directors at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of the grant. The options become exercisable after the date of the grant and expire ten years from the date of grant.

  The following table presents data related to the Option Plans-

------------------------------------------------------------------------------

                                       Incentive Nonqualified
                                         Stock       Stock          Option
                                        Options     Options          Price
                                       ---------------------------------------
October 31, 1992                          126          381        $8.60-$13.80
  Granted                                  -            12              $ 9.25
                                         ----         ----

October 31, 1993                          126          393        $8.60-$13.80
  Granted                                  -            12              $13.00
  Exercised                                (2)          -               $ 8.60
                                         ----         ----

October 31, 1994                          124          405        $8.60-$13.80
  Granted                                  -            12              $15.60
  Exercised                               (29)         (44)       $8.60-$13.80
                                         ----         ----

October 31, 1995                           95          373        $8.60-$15.60
                                         ====         ====
------------------------------------------------------------------------------


    At October 31, 1995, all of the outstanding options were exercisable and 24 incentive options were available for grant under the 1986 plan and 337 nonqualified or incentive stock options were available for grant under the 1988 plan.

7. Debt:

    The Company's long-term debt consists of the following-

                                                             October 31,
                                                        ----------------------
                                                        1995            1994
------------------------------------------------------------------------------
Term Loan                                              $ 8,417         $ 9,416
Term Loan                                                8,500           9,500
Term Note                                                2,000           3,000
Mortgage Loan                                              464             538
Short-term borrowings
    refinanced subsequent
    to year end                                         11,000              -
Foreign Term Loan                                          948              -
Other Loans                                                 -               15
                                                       -------         -------
                                                        31,329          22,469
Less-Current portion                                     3,813           3,078
                                                       -------         -------
                                                       $27,516         $19,391
                                                       =======         =======
------------------------------------------------------------------------------

    The Company obtained two $10,000 ten-year term loans from banks in fiscal 1994. These term loans are unsecured and the proceeds of such loans were used to refinance borrowings under unsecured lines of credit from such banks. The loan proceeds were used primarily for working capital purposes and the acquisition and expansion of facilities to accommodate the growth in the Company's business. One term loan is payable through 2004 in monthly principal installments of $84 and bears interest at a variable rate which was 6.69% at October 31, 1995. The other term loan is payable through 2004 in quarterly principal installments of $250 and bears interest at a variable rate which was 7.04% at October 31, 1995. The Company must maintain certain tangible net worth, certain financial ratios and other requirements under the provisions of these term loans.

    The Company's term note is unsecured and payable through 1997 in semi-annual payments of $500. The Company must maintain certain tangible net worth, certain financial ratios and other requirements under the provisions of this term note. Interest on this note is variable and was 7.04% at October 31, 1995.

    The mortgage loan is secured by the Company's primary manufacturing facility and is payable at $6 monthly through 2002. Interest is also payable monthly at a variable interest rate which was 7.04% at October 31, 1995.

    In fiscal 1995, Spraysafe obtained a $948 five-year term loan. This loan is unsecured and bears interest at a variable rate which was 8.0% at October 31, 1995. The loan proceeds were used primarily for machinery and equipment and working capital purposes.

    The Company's short-term borrowings are primarily demand loans under lines of credit. At October 31, 1995, $11,000 of short-term borrowings are classified as long-term debt based on the Company's issuance of bonds on November 21, 1995. A principal amount of $8,000 are State of Alabama Industrial Development Authority Adjustable Convertible Taxable Industrial Revenue Bonds and a principal amount of $3,000 are Calhoun County (Alabama) Economic Development Council Adjustable Convertible Taxable Industrial Revenue Bonds ("IRB's"). The IRB's have a 20 year term and are payable in quarterly installments of $138 and bear interest at a variable rate which was 6.05% at the date of issuance. The IRB's are collateralized by a letter of credit and are subject to early redemption under certain circumstances. After reduction for the refinancing, the Company has domestic demand loans outstanding at October 31, 1995 of $13,387 which bear interest at a variable interest rate. The weighted average interest rate on these loans is 6.46% and 5.79% at October 31, 1995 and 1994, respectively. Spraysafe has short-term borrowings in the form of a demand loan which is payable in British pounds in the amount of $675 at October 31, 1995. This loan bears interest at a variable interest rate which was 7.98% and 7.25% at October 31, 1995 and 1994, respectively.

    The Company has lines of credit with banks at variable interest rates which are generally less than the prime lending rate. After reclassification of $11,000 of short-term borrowings as long-term, approximately $17,123 of these lines of credit were unused and available for use at October 31, 1995.

    Annual principal payments required under long-term debt obligations are as follows -

------------------------------------------------------------------------------
                Fiscal Year
                -----------
                    1996                   $ 3,813
                    1997                     3,813
                    1998                     2,813
                    1999                     2,813
                    2000                     2,813
                    Thereafter              15,264
                                           -------
                                           $31,329
                                           =======
------------------------------------------------------------------------------


8. CAPITALIZED INTEREST:

    The interest cost incurred by the Company for fiscal year 1995 amounted to $2,696. The Company capitalized $333 of interest cost in fiscal year 1995 in connection with the expansion of the foundry and manufacturing facility for piping system components. No interest was capitalized in fiscal 1994 or 1993.

9. INCOME TAXES:

    The following table summarizes the source of income before income taxes and information concerning the provision for income taxes-

                                                Year Ended October 31,
                                        --------------------------------------
                                        1995            1994             1993
------------------------------------------------------------------------------
Income before income taxes -
  Domestic                             $12,284          $5,102          $2,749
  Foreign                                1,119             648             427
                                       -------          ------          ------
Total                                  $13,403          $5,750          $3,176
                                       =======          ======          ======
Provision for income taxes: -
Current -
  U.S. Federal                         $ 3,674          $2,774          $1,000
  State                                  1,067             696             222
  Foreign                                  348             208             151
                                       -------          ------          ------
Total                                    5,089           3,678           1,373
                                       -------          ------          ------
Deferred -
  U.S. Federal                              54          (1,328)           (460)
  State                                   (270)           (380)           (113)
  Foreign                                   72              -               -
                                       -------          ------          ------
Total                                     (144)         (1,708)           (573)
                                       -------          ------          ------
Total tax provision                    $ 4,945          $1,970          $  800
                                       =======          ======          ======
------------------------------------------------------------------------------


   Income tax expense differs from the amount currently payable because certain revenues and expenses are reported in the income statement in periods which differ from those in which they are subject to taxation. The principal differences in timing between the income statement and taxable income involve certain accrued expenses and reserves not currently deductible for tax purposes, tax regulations which limit deductions for bad debt expense, the uniform cost capitalization rules and different methods used in computing tax and book depreciation. Such differences are recorded as deferred income taxes in the accompanying balance sheets under the liability method.

    The components of the deferred income tax assets and liabilities, measured under SFAS No. 109 at the beginning and end of the fiscal year, are listed below. There is no valuation reserve for deferred tax assets.

                                                      10/31/95        10/31/94
------------------------------------------------------------------------------
Deferred Tax Assets -
---------------------
  Accounts receivable                                   $1,813          $1,691
  Inventories                                            1,702           1,643
  Pensions                                                 230             277
  Patents                                                  466             284
  Other                                                  1,095             938
                                                        ------          ------
  Deferred tax assets                                    5,306           4,833
                                                        ------          ------

Deferred Tax Liabilities -
--------------------------
  Depreciation                                          (1,105)           (919)
  Other                                                   (739)           (596)
                                                        ------          ------
  Deferred tax liabilities                              (1,844)         (1,515)
                                                        ------          ------
Net Deferred Tax Asset                                  $3,462          $3,318
                                                        ======          ======
------------------------------------------------------------------------------
    The adoption of SFAS No. 109 did not result in any significant changes to the income tax provision components in 1994. The recognition of income taxes in prior years has not been restated.

    The effective tax rate is reconciled to the statutory
U.S. Federal Income tax rate as follows -

                                                Year Ended October 31,
                                       ---------------------------------------
                                        1995            1994             1993
------------------------------------------------------------------------------
U.S. Federal statutory rate              34.0%           34.0%           34.0%
Amortization of goodwill                   .6             1.4             2.5
State income taxes, net
    of U.S. Federal benefit               3.9             2.3             2.3
Income tax credits utilized              (1.6)           (1.9)           (9.3)
Tax-exempt interest                      (1.0)           (3.5)           (7.1)
Market value adjustment of
     ESOP shares                           .8              -               -
Other                                      .2             2.0             2.8
                                         -----           -----           -----
                                         36.9%           34.3%           25.2%
                                         =====           =====           =====
------------------------------------------------------------------------------
10. RELATED-PARTY TRANSACTIONS:

     The Company has financial consulting agreements with companies affiliated with certain of its directors/shareholders. These agreements provide for annual fees of $175 per year plus out-of-pocket expenses. These agreements extend through October 1996 and automatically renew for an additional year unless notice of cancellation is given.

    The Company leases an aircraft from a business in which a director and executive officer of the Company is the sole proprietor. For the years ended October 31, 1995, 1994 and 1993, the Company recorded lease expense of $322, $270, and $240, respectively.

    The Company expensed $594, $97, and $155 in the years ended October 31, 1995, 1994 and 1993, respectively, for legal fees to a firm having a member who is also a director of the Company.

11. LEASES:

     The Company has operating leases for its warehousing facilities and certain transportation and office equipment. The total rental expense for the years ended October 31, 1995, 1994 and 1993 was $1,118, $975 and $735, respectively. The future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year as of October 31, 1995 are as follows -

------------------------------------------------------------------------------
                Fiscal Year
                -----------
                    1996                    $1,066
                    1997                       715
                    1998                       536
                    1999                       464
                    2000                       334
                    Thereafter                 390
------------------------------------------------------------------------------


12. INCENTIVE COMPENSATION PLANS:

     The Company has an Incentive Compensation Plan which provides awards to officers and other employees of the Company. Amounts credited to the incentive compensation fund are 8% of monthly operating income, as defined in the Plan, if monthly operating income meets specified levels. Another plan provides three executive officers with a bonus paid on annual net income in excess of the 1985 base income level at a combined rate of 2 1/2% of the increase.

     The total amounts charged to expense for all such plans were $1,553, $590 and $296 for the years ended October 31, 1995, 1994 and 1993, respectively. Awards from the Incentive Compensation Plan are made to officers and other employees based on both specified percentage participation in the Plan as well as special awards determined at the discretion of the Company's Chairman.

13. EMPLOYEE BENEFIT PLANS:

     Certain of the Company's manufacturing employees are covered by a union-sponsored, collectively bargained, Multiemployer Pension Plan. The Company contributed and charged to expense $248, $210 and $122 for the years ended October 31, 1995, 1994 and 1993, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. At October 31, 1995, the Company had no liability for unfunded vested benefits of this plan.

     The Company sponsors a 401(K) Profit Sharing Plan which covers certain employees not covered by collective bargaining agreements and maintains Deferred Compensation Plans which provide retirement benefits for certain officers. The expense under these plans was $189, $175 and $154 for the years ended October 31, 1995, 1994 and 1993, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") which covers certain employees not covered by collective bargaining agreements. At October 31, 1995, the ESOP holds 780 shares of the Company's common stock. On April 28, 1993, the ESOP purchased 750 shares of the Company's common stock in a leveraged transaction for $9.70 per share. The future costs of the plan will be amortized over 15 years and are reported as a deferred cost in the equity section of the accompanying balance sheets. The ESOP issued a note payable to the Company which will be repaid over 15 years with interest at a variable rate. This note will be repaid from cash contributed to the plan by the Company. The stock will be allocated to the eligible employees over 15 years i n accordance with the ESOP plan provisions. As described in Note 2, the Company adopted SOP 93-6 effective November 1, 1994. Compensation expense is recorded for shares allocated to employees based on the fair market value of those shares in the period in which they are allocated. The difference between cost and fair market value of such allocated common shares, which was $332 in 1995, is recorded in additional paid-in capital. There were 657 and 689 ESOP common shares unallocated as of October 31, 1995 and 1994, respectively. The ESOP shares are summarized as follows -
                                                              October 31, 1995
------------------------------------------------------------------------------

Allocated shares                                                           123
Unreleased shares                                                          657
                                                                       -------
    Total ESOP shares                                                      780
                                                                       =======
Fair value of unreleased shares
     at October 31, 1995                                               $21,681
                                                                       =======
------------------------------------------------------------------------------

     The ESOP expense for the years ended October 31, 1995, 1994 and 1993 was $651, $297, and $299, respectively.

14. ACQUISITIONS:

     The Company purchased substantially all of the business assets of a foundry in the Southeastern United States engaged in manufacturing components for piping systems for a purchase price of $1,771 effective July 15, 1994. The assets consist primarily of property, plant and equipment and were acquired for cash of $1,571 and a $200 note payable that has reduced the cash payment of the purchase price.

     On August 17, 1993, the Company acquired certain business assets and assumed certain liabilities of Sprink, Inc., a company engaged in the business of manufacturing and distributing pipe couplings, fittings and other products that are used in fire sprinkler systems. The assets acquired included primarily inventories (excluding selected items) and property and equipment for a purchase price of $4,100. The liabilities assumed were principally warranty obligations and obligations under operating leases. A $1,500 portion of the purchase price was paid in fiscal 1993 and the balance of $2,600 was paid in fiscal 1994.

15. COMMITMENTS AND CONTINGENT LIABILITIES:
    AGREEMENTS AND CONTRACTS

    The Company is a party to patent licensing agreements to manufacture and sell certain types of sprinkler devices. Under the terms of the agreements, the Company is required to pay a royalty on net commissioned sales (as defined in the agreements) of the licensed product during the terms of the patents. The expense under these agreements was $417, $380 and $338 for the years ended October 31, 1995, 1994 and 1993, respectively.

     The Company has employment contracts with certain officers under which their employment could not be terminated without five years prior notice. The Company also has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market.

     The Company, in the normal course of business, is party to various claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position.

     The Company has made certain commitments to expand and improve the manufacturing facility for piping system components bought in July 1994 (Note
14). These commitments are for buildings, building improvements and various machinery and equipment. As of October 31, 1995, the open commitments relating to this facility approximate $2,400. It is expected that such improvements will be completed in February 1996.

ENVIRONMENTAL MATTERS

     The Company and approximately thirty other local businesses were notified by the Environmental Protection Agency ("EPA") in August 1991 that they may be a potentially responsible party with respect to a groundwater contamination problem in the vicinity of the Company's primary manufacturing plant in Lansdale, Pennsylvania. The Company has entered into an Administrative Order of Consent for Remedial Investigation/Feasibility Study ("AOC") effective May 19, 1995 with the EPA. Pursuant to the AOC, the Company has agreed to perform certain tests on the Company's property to determine whether any land owned by the Company or ground water beneath such land could be a source of any of the contamination at the site. It is currently estimated that the Company's portion of the overall costs related to this matter will range from $240 to $2,700 depending upon the amount of cleanup necessary. Management believes that the Company's operations did not contribute to this contamination problem. The Company has recorded a liability for the minimum amount within the range above, which does not assume any recoveries from insurance or third parties.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (Unaudited)

                              (Amounts in thousands, except per share amounts)
                              ------------------------------------------------
                                   First        Second       Third      Fourth
------------------------------------------------------------------------------
1995
Net sales                        $33,714       $37,990     $42,758     $44,387
Gross profit                      10,612        12,258      14,006      14,808
Net income                         1,448         1,923       2,389       2,698
Earnings per share                   .39           .60         .73         .82


1994
Net sales                        $24,463       $25,766     $30,831     $35,189
Gross profit                       7,438         8,339       9,049      10,411
Income before cumulative effect
  of accounting change               424           769       1,188       1,399
Net income                           662           769       1,188       1,399
Earnings per share before
  cumulative effect of
  accounting change                  .08           .15         .24         .28
Earnings per share                   .13           .15         .24         .28


1993
Net sales                        $16,008       $18,027     $22,088     $26,358
Gross profit                       4,408         5,049       6,410       7,529
Net income                           136           467         817         956
Earnings per share                   .03           .11         .17         .19


Note: The total of the individual quarterly earnings per common share may not equal the earnings per common share for the year due to changes in the number of shares outstanding during the year.

                                                                   SCHEDULE II

                          CENTRAL SPRINKLER CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                        RESERVE FOR DOUBTFUL RECEIVABLES

                             (Amounts in thousands)

                    Balance     Charges                              Balance
                   Beginning      to                                 End of
   Year Ended      of Period    Expense    Recoveries    Writeoffs   Period
   ----------      ---------    -------    ----------    ---------   ------
October 31, 1995    $3,737       $  975        $64         $963      $3,813
                    ======       ======        ===         ====      ======

October 31, 1994    $2,691       $1,467        $89         $510      $3,737
                    ======       ======        ===         ====      ======

October 31, 1993    $2,573       $  941        $11         $834      $2,691
                    ======       ======        ===         ====      ======