Form 10-Q
period 1996-01-31
CENTRAL SPRINKLER CORP
filed 1996-03-14
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1996
                              -------------------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ------------------

Commission file number     0-13940
                      ----------------

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

Yes   X     No
   ------     ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at March 11, 1996
          -----                                 -----------------------------
Common Stock, $.01 Par Value                             3,793,197

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                         January 31,    October 31,
                                                            1996           1995
                                                         -----------    -----------
                                                           (Amounts in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                              $   3,605       $   2,025
  Short-term investments                                    10,607          10,079
  Accounts receivable, less allowance
    for doubtful receivables of $3,945
    in 1996 and $3,813 in 1995, respectively                30,531          31,686
  Inventories                                               38,849          35,955
  Deferred income taxes                                      5,229           5,038
  Prepaid expenses and other assets                            514             650
                                                         ---------       ---------
    Total current assets                                    89,335          85,433
                                                         ---------       ---------

Property, Plant and Equipment                               48,294          43,593
    Less - Accumulated depreciation                         16,505          15,567
                                                         ---------       ---------
                                                            31,789          28,026
                                                         ---------       ---------
Goodwill, less accumulated amortization of
    $3,075 in 1996 and $3,012 in 1995, respectively          2,947           3,010
                                                         ---------       ---------
Other Assets                                                 1,264             891
                                                         ---------       ---------
                                                         $ 125,335       $ 117,360
                                                         =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                  $  23,529       $  14,062
  Current portion of long-term debt                          3,804           3,813
  Accounts payable                                          11,231          12,724
  Accrued expenses                                           6,348           6,896
  Accrued income taxes                                         938             646
                                                         ---------       ---------
    Total current liabilities                               45,850          38,141
                                                         ---------       ---------

Long-Term Debt                                              26,420          27,516
                                                         ---------       ---------
Other Noncurrent Liabilities                                   545             577
                                                         ---------       ---------
Deferred Income Taxes                                        1,606           1,576
                                                         ---------       ---------

Shareholders' Equity:
    Common stock, $.01 par value; shares
        authorized - 15,000; issued -
        5,474 in 1996 and 5,472 in 1995                         55              55
    Additional paid-in capital                              29,372          29,118
    Retained earnings                                       43,980          42,939
    Cumulative translation adjustments                        (113)           (109)
    Deferred cost - Employee Stock Ownership
     Plan ("ESOP")                                          (6,277)         (6,360)
    Unrealized investment holding gains, net                  --                10
                                                         ---------       ---------
                                                            67,017          65,653

    Less - Common stock in treasury, at
     cost -  1,680 shares in 1996 and 1995                  16,103          16,103
                                                         ---------       ---------
                                                            50,914          49,550
                                                         ---------       ---------
                                                         $ 125,335       $ 117,360
                                                         =========       =========

                See accompanying notes to financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Months Ended
                                                January 31,
                                          1996            1995
                                        --------        --------

                                           (Amounts in thousands,
                                             except per share)


Net Sales                               $ 40,750         $ 33,714

Cost of Sales                             28,469           23,102
                                        --------         --------

      Gross profit                        12,281           10,612
                                        --------         --------

Operating Expenses:

  Selling, general
    and administrative                     8,941            6,645

  Research and development                 1,210            1,225

  Other income, net                          (98)             (54)
                                        --------         --------

                                          10,053            7,816
                                        --------         --------
      Operating income                     2,228            2,796
                                        --------         --------
Interest Expense (Income):

    Interest expense                         672              583

    Interest income                         (127)            (156)
                                        --------         --------
                                             545              427
                                        --------         --------

      Income before income taxes           1,683            2,369

Income Taxes                                 642              921
                                        --------         --------

Net Income                              $  1,041         $  1,448
                                        ========         ========

Earnings Per Common Share               $    .31         $    .39
                                        ========         ========

                See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                               January, 31,
                                                          1996             1995
                                                        --------        ---------
                                                          (Amounts in thousands)
Cash flows from operating activities:
  Net income                                            $  1,041         $  1,448
  Noncash items included in income:
   Depreciation and amortization                           1,001              791
   Deferred income taxes                                    (161)            (247)
   Deferred costs                                            259               48
  Decrease (increase) in -
    Accounts receivable, net                               1,155             (360)
    Inventories                                           (2,894)          (4,058)
    Prepaid expenses and other assets                        136              288
  Increase (decrease) in -
    Accounts payable                                      (1,493)             153
    Accrued expenses                                        (548)             805
    Accrued income taxes                                     292             (291)
                                                        --------         --------

Net cash used for operating activities                    (1,212)          (1,423)
                                                        --------         --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment            (4,701)          (2,706)
  Sale of short-term investments                           3,316           16,120
  Purchase of short-term investments                      (3,844)          (5,759)
  Other - net                                               (373)            (152)
                                                        --------         --------
Net cash (used for) provided by investing
  activities                                              (5,602)           7,503
                                                        --------         --------
Cash flows from financing activities:
  Short-term borrowings, net                              (1,533)           6,092
  Proceeds from long-term debt                            11,000             --
  Proceeds from exercised stock options                       34             --
  Tax benefits from exercised stock options                   12             --
  Repayments of long-term debt                            (1,105)          (1,019)
  Purchase of treasury stock                                --            (11,750)
  Other - net                                                (14)             (56)
                                                        --------         --------
Net cash provided by (used for) financing
  activities                                               8,394           (6,733)
                                                        --------         --------
Net increase (decrease) in cash and cash
  equivalents                                              1,580             (653)
Cash and cash equivalents at beginning of period           2,025            2,188
                                                        --------         --------
Cash and cash equivalents at end of period              $  3,605         $  1,535
                                                        ========         ========

                See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)




                                                    Three Months Ended
                                                        January 31,
                                                     1996        1995
                                                    -------     -------
                                                   (Amounts in thousands)
Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                      $ 839      $  526
                                                      =====      ======

Income taxes                                          $ 511      $1,459
                                                      =====      ======

Interest income                                       $(165)     $ (370)
                                                      =====      ======

                See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except per share)

(1)  Basis of Presentation:
     ---------------------

         The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1995. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

(2)  Inventories:
     -----------

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                     January 31,   October 31,
                                        1996          1995
                                     -----------   -----------
Raw Materials and Work in Process      $12,016      $11,237
Finished Goods                          26,833       24,718
                                       -------      -------
                                       $38,849      $35,955
                                       =======      =======

(3) Effect of Accounting Change to AICPA Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans:
     --------------------------------------------------------------------

         The Company has an Employee Stock Ownership Plan ("ESOP") which covers certain employees not covered by collective bargaining agreements. The ESOP owns 780 common shares of the Company, 750 of which were acquired in a leveraged transaction at $9.70 per share in April 1993. The 750 common shares are being allocated to the employees and the related cost is being amortized over a 15 year period that started in fiscal 1993, in accordance with the ESOP plan provisions.

         In the first quarter of fiscal 1995, the Company adopted AICPA Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans"("SOP"). The SOP requires recognition of compensation expense for shares allocated to employees based on the fair market value of those shares in the period in which they are allocated. The difference between cost and fair market value of such allocated common shares is recorded in additional paid-in capital.

The ESOP shares are summarized as follows:

                                            January 31,  October 31,
                                               1996         1995
                                            -----------  -----------
         Allocated shares                       123          123
         Committed to be released shares          9           --
         Unreleased shares                      648          657
                                            -------      -------
           Total ESOP shares                    780          780
                                            =======      =======
         Fair value of unreleased shares    $22,032      $21,681
                                            =======      =======

         The ESOP expense for the three month periods ended January 31, 1996 and 1995 were $294 and $91, respectively.

(4)  Earnings Per Common Share:
     -------------------------

         Earnings per common share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) during the period (3,352 and 3,752 for the three month periods ended January 31, 1996 and 1995, respectively).

         In the first quarter of 1995, the Company adopted SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" as discussed in Note
3. Under the provisions of this new accounting rule, unallocated shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing earnings per share. In accordance with this new rule, 654 and 686 unallocated ESOP shares were excluded from the average number of common shares outstanding in the first quarter of fiscal 1996 and fiscal 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the first quarter of fiscal 1996 increased 20.9% to $40,750. Such sales were $7,036 greater than the $33,714 recorded in the same fiscal 1995 quarter. The new construction market and the retrofit of existing buildings drive the demand for the Company's fire sprinklers and related products. The growth in sales in the first fiscal quarter of 1996 from the comparable period in 1995 is due to market demand and the Company's innovation and expansion of product lines. The Company's sales growth was unfavorably impacted by severe weather conditions in many parts of the United States which slowed construction activity and demand for the Company's fire sprinkler products. Sales gains were experienced in all major product groups except fittings. Optima TM and Glass Bulb fire sprinkler models and CPVC pipe and fitting products, had significantly higher sales. The Company's programs to develop and expand production and marketing of products continued to increase sales. Sales increases were realized throughout the U.S. and in foreign markets. The Company has, however, experienced increased price competition on certain products from its competitors.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, for the first quarter of fiscal 1996 increased 23.2% to $28,469. Cost of sales was $5,367 greater than the $23,102 in the same fiscal 1995 quarter. The Company's cost of sales for the first quarter of fiscal 1996 was 69.9% of net sales compared to 68.5% of net sales for the first quarter of fiscal 1995. This resulted in a gross margin percentage of 30.1% in the first quarter of fiscal 1996 compared to 31.5% in the first fiscal quarter of 1995. The decrease in gross profit margin percentage was due to several events. The events include higher raw material costs, a higher number of manufacturing personnel, increased manufacturing wages, fringe benefits, higher machinery and equipment costs and lower than anticipated production of sprinklers due to adverse weather conditions. Such lower production levels caused costs per unit to rise. Also negatively impacting the first fiscal quarter of 1996 was a virtual shut-down at our manufacturing facility for fittings for piping systems. The virtual shutdown at the foundry and manufacturing facility for fittings was due to the commencement of the final phase of reconstruction and expansion. This final phase includes the removal and relocation of existing equipment, installation of new equipment, processes and other work. This shutdown caused the fittings facility to incur a significant negative gross margin and operating loss for the quarter. It is expected that the reconstruction and expansion will be substantially completed during the second quarter.

Operating Expenses. Operating expenses for the first quarter of fiscal 1996 increased 28.6% from the first quarter of fiscal 1995. Total operating expenses increased $2,237 to $10,053 for the first quarter of fiscal 1996 compared to $7,816 for the same period for fiscal 1995. The overall increase in operating expenses for the first quarter of fiscal 1996 resulted from an increase in selling, general and administrative expenses of 34.6%, or $2,296. The majority of the increase is due to the increased levels of expense associated with the increased sales volume. The cost increases included higher sales personnel costs, commissions, travel and entertainment, distribution facility costs and certain marketing costs. Distribution facility costs increased due to increased personnel, freight and other costs necessary to support the increased sales volume as well as the opening of new sales and distribution facilities in Cleveland, Ohio and Singapore. Certain distribution facilities were expanded to better serve their markets and with an expanded product offering. The Company also had higher numbers of administrative, sales and other support personnel in the first quarter of fiscal 1996 to provide necessary support for the increased level of business activity. These costs along with increases in salaries, wages, fringe benefits and legal fees also added to the increase between the periods. Legal costs increased $251 and were incurred primarily to protect patents on several new and innovative products. Fringe benefit costs include an increase of $203 for the costs of the Employee Stock Ownership Plan (ESOP) due to the increase in the stock price. The Company has also continued its high degree of emphasis on research and development in efforts to develop new and improved products. The research and development expense for the first fiscal quarter of 1996 was level with the comparable prior year period. Increases in the number of personnel for the development and testing of new and improved products was offset by lower outside charges.

Interest Expense (Income). Interest expense of $672 was incurred in the first fiscal quarter of 1996 compared to interest expense of $583 in the comparable quarter of fiscal 1995. The higher interest expense was due to the overall increase in debt. Short and long-term debt totalled $53,753 at January 31, 1996 as compared to $36,028 at January 31, 1995. The additional debt was required to fund the expanded capital expenditure programs and increased working capital needs. Interest expense was favorably impacted by lower interest rates between periods and the capitalization of interest cost. The Company capitalized $180 of interest cost in the first quarter of fiscal 1996. No interest was capitalized in the first fiscal quarter of the prior year. All of the interest capitalized in the period is related to the reconstruction and expansion of the Company's fittings manufacturing facility. Interest income for the three months ended January 31, 1996 and 1995 was $127 and $156, respectively. The decrease in interest income was due primarily to a decrease in the investment balance held during the first fiscal quarter of 1996 as compared to 1995. Late in the first fiscal quarter of 1995, the Company used short-term investments of $11,750 for the repurchase of 1,237 shares of the Company's common stock for the treasury.

Income Taxes. The Company's effective tax rate for the first quarter of fiscal 1996 was 38.1% compared to 38.9% in the comparable period of 1995. The decrease in the overall effective income tax rate includes a decrease in the effective state income tax rate and an increase in anticipated federal income tax credits. The decrease in the effective state income tax rate is due to a decrease in certain statutory state tax rates.

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


                               FINANCIAL CONDITION
                  January 31, 1996 Compared to October 31, 1995

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $14,212 as of January 31, 1996 as compared to $12,104 at October 31, 1995. This increase was a result of normal fluctuations in operations.

Inventories. Inventories totaled $38,849 at January 31, 1996 as compared to $35,955 at October 31, 1995. The $2,894 increase in inventories was comprised of $779 in raw materials and work in process and an increase of $2,115 in finished goods. The increase in raw materials and work in process was primarily due to increased material requirements to meet the product demand. Higher levels of certain raw materials were also obtained due to anticipated price increases and longer lead times on certain items. The increase in finished goods was also due to an anticipation of a continued strong demand for fire sprinklers and related products. The Company stocked inventory at two new distribution centers open in late 1995 and early 1996 which were not open in the comparable first quarter of fiscal 1995. Inventory levels also increased primarily due to the introduction of new products into virtually all of its warehouse distribution centers.

Property, Plant and Equipment. The Company's property, plant and equipment rose by $4,701 to $48,294 at January 31, 1996. A large part of this increase is due to the reconstruction and expansion of the manufacturing facility for fittings products. Funds have also been used to expand research and development facilities and add machinery and equipment to increase production capacities at other facilities.

Total Debt. The Company's total debt increased to $53,753 at January 31, 1996 compared to $45,391 at October 31, 1995. The additional borrowings of $8,362 were used primarily to fund capital expenditures and finance increased working capital needs as a result of the Company's growth. The funds were principally borrowed under the Company's lines of credit from banks. On November 21, 1995, the Company issued a principal amount of $8,000 State of Alabama Industrial Development Authority Adjustable Convertible Taxable Industrial Revenue Bonds and $3,000 Calhoun County (Alabama) Economic Development Council Adjustable Convertible Taxable Industrial Revenue Bonds ("IRB's"). The IRB's have a 20 year term and bear interest at a variable rate which was 5.60% at January 31, 1996. At October 31, 1995, $11,000 of short-term borrowings are classified as long-term debt based upon the Company's issuance of these bonds.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash flow from operations and its borrowing capacity. Cash used for operating activities for the first quarter of fiscal 1996 totaled $1,212 as compared to $1,423 for the first quarter of fiscal 1995. The increase in inventories was the primary reason that cash was used for operating activities in both periods. Cash was also used for the purchase of $4,701 of property, plant, and equipment during the first quarter primarily to expand and enhance manufacturing capabilities, particularly at the Company's foundry and fittings manufacturing facility. The amount spent for property, plant and equipment in the first quarter of fiscal 1995 was $2,706. On November 21, 1995, the Company refinanced short-term borrowings with long-term debt amounting to $11,000 with the issuance of the IRB's. The Company's net short-term borrowings for the quarter amounted to a reduction of $1,533 and long-term debt repayments of $1,105 were required on long-term debt in the period.

In January 1996, the Company entered into an interest rate swap agreement which fixes the interest rate on the $8,000 of State of Alabama Industrial Development Authority Adjustable Convertible Taxable Industrial Revenue Bonds and the $3,000 of Calhoun County (Alabama) Economic Development Council Adjustable Convertible Taxable Industrial Revenue Bonds. The interest rate is fixed at 6.125% for the 20 year term. Interest expense is recorded monthly at the fixed rate plus related fees. The difference between the variable rate paid to IRB bondholders and the fixed rate costs are settled monthly between the Company and the bank which is party to the swap agreement. In January 1996, the Company also converted certain long-term loans, term notes and other loans from a variable rate of interest to fixed rates. The fixed interest rates range from 5.98% to 6.67% over the remaining terms of the loans.

The Company has lines of credit with banks at variable interest rates which are generally less than the prime lending rate. As of January 31, 1996, approximately $9,300 of these lines of credit were unused and available for use.

The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years with such purchases and the Company intends to continue this policy in the future. The Company is engaged in the reconstruction and expansion of a foundry and manufacturing facility for fittings it purchased in fiscal 1994 for $1,771. The Company has spent approximately $16,300 to date for such reconstruction and expansion and expects to substantially complete such facility in the second quarter of fiscal 1996 at an additional cost of $750. The Company has commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company's cash, cash equivalents and short-term investments are comprised of funds on deposit and various government and corporate obligations which, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations and to fund programs necessary for future growth and expansion.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:

         Exhibit 11 -- Computation of Earnings Per Common Share

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended January 31, 1996.

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




                                    CENTRAL SPRINKLER CORPORATION
                                    -----------------------------
                                            (Registrant)




                                         /s/ George G. Meyer
                                     -----------------------------
                                            George G. Meyer
                                        Chief Executive Officer

DATE:    March 14, 1996
-----------------------


                                         /s/ Albert T. Sabol
                                      -----------------------------
                                            Albert T. Sabol
                                         Vice President-Finance
                                        (Principal Financial and
                                           Accounting Officer)