Form 10-Q
period 1996-04-30
CENTRAL SPRINKLER CORP
filed 1996-06-12
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        April 30, 1996

                                        OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number     0-13940
                          ---------

                          CENTRAL SPRINKLER CORPORATION
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-2328106
- --------------------------------                      --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                   451 North Cannon Avenue, Lansdale, PA 19446
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 362-0700
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     ----------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at June 7, 1996
- ----------------------------             --------------------------------
Common Stock, $.01 Par Value                         3,793,197

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 April 30,           October 31,
                                                                                   1996                 1995
                                                                                -----------          -----------
                                                                                      (Amounts in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                                      $  4,415             $  2,025
  Short-term investments                                                           11,211               10,079
  Accounts receivable, less allowance
    for doubtful receivables of $3,981
    in 1996 and $3,813 in 1995, respectively                                       33,205               31,686
  Inventories                                                                      39,334               35,955
  Deferred income taxes                                                             5,423                5,038
  Prepaid expenses and other assets                                                   605                  650
                                                                                 --------             --------
      Total current assets                                                         94,193               85,433
                                                                                 --------             --------
Property, Plant and Equipment                                                      53,137               43,593
    Less - Accumulated depreciation                                               (17,531)             (15,567)
                                                                                 --------             --------
                                                                                   35,606               28,026
                                                                                 --------             --------
Goodwill, less accumulated amortization of
    $3,137 in 1996 and $3,012 in 1995, respectively                                 2,885                3,010
                                                                                 --------             --------
Other Assets                                                                        1,634                  891
                                                                                 --------             --------
                                                                                 $134,318             $117,360
                                                                                 ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                                          $ 27,377             $ 14,062
  Current portion of long-term debt                                                 3,804                3,813
  Accounts payable                                                                 15,047               12,724
  Accrued expenses                                                                  7,072                6,896
  Accrued income taxes                                                                  7                  646
                                                                                 --------             --------
      Total current liabilities                                                    53,307               38,141
                                                                                 --------             --------
Long-Term Debt                                                                     26,069               27,516
                                                                                 --------             --------
Other Noncurrent Liabilities                                                          512                  577
                                                                                 --------             --------
Deferred Income Taxes                                                               1,990                1,576
                                                                                 --------             --------
Shareholders' Equity:
    Common stock, $.01 par value; shares
        authorized - 15,000; issued -
        5,474 in 1996 and 5,472 in 1995                                                55                   55
    Additional paid-in capital                                                     29,561               29,118
    Retained earnings                                                              45,245               42,939
    Cumulative translation adjustments                                               (126)                (109)
    Deferred cost - Employee Stock Ownership
        Plan ("ESOP")                                                              (6,192)              (6,360)
    Unrealized investment holding gains, net                                          --                    10
                                                                                 --------             --------
                                                                                   68,543               65,653
    Less - Common stock in treasury, at
        cost - 1,680 shares in 1996 and 1995                                       16,103               16,103
                                                                                 --------             --------
                                                                                   52,440               49,550
                                                                                 --------             --------
                                                                                 $134,318             $117,360
                                                                                 ========             ========

See accompanying notes to financial statements.
                                        2

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               April 30,                         April 30,
                                                        1996               1995             1996             1995
                                                       -------           -------           -------          -------
                                                                            (Amounts in thousands,
                                                                               except per share)
Net Sales                                              $44,801           $37,990           $85,551          $71,704
Cost of Sales                                           31,520            25,732            59,989           48,834
                                                       -------           -------           -------          -------
      Gross profit                                      13,281            12,258            25,562           22,870
                                                       -------           -------           -------          -------
Operating Expenses:
  Selling, general
    and administrative                                   9,461             7,519            18,402           14,164
  Research and development                               1,326             1,253             2,536            2,478
  Other income, net                                       (158)              (73)             (256)            (127)
                                                       -------           -------           -------          -------
                                                        10,629             8,699            20,682           16,515
                                                       -------           -------           -------          -------
      Operating income                                   2,652             3,559             4,880            6,355
                                                       -------           -------           -------          -------
Interest Expense (Income):
  Interest expense                                         726               577             1,398            1,160
  Interest income                                         (100)              (92)             (227)            (248)
                                                       -------           -------           -------          -------
                                                           626               485             1,171              912
                                                       -------           -------           -------          -------
      Income before income taxes                         2,026             3,074             3,709            5,443
Income Taxes                                               761             1,151             1,403            2,072
                                                       -------           -------           -------          -------
Net Income                                             $ 1,265           $ 1,923           $ 2,306          $ 3,371
                                                       =======           =======           =======          =======
Earnings Per Common Share                              $   .38           $   .60           $   .69          $   .97
                                                       =======           =======           =======          =======




See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      April 30,
                                                              1996               1995
                                                            -------             -------
                                                              (Amounts in thousands)
Cash flows from operating activities:
  Net income                                                $ 2,306             $ 3,371
  Noncash items included in net income:
    Depreciation and amortization                             2,089               1,636
    Deferred income taxes                                        29                (458)
    Deferred costs                                              510                 145
  Decrease (increase) in -
    Accounts receivable, net                                 (1,519)             (2,641)
    Inventories                                              (3,379)             (2,952)
    Prepaid expenses and other assets                            45                (506)
  Increase (decrease) in -
    Accounts payable                                          2,323               2,119
    Accrued expenses                                            176                 410
    Accrued income taxes                                       (639)               (569)
                                                            -------             -------
Net cash provided by operating activities                     1,941                 555
                                                            -------             -------
Cash flows from investing activities:
  Acquisition of property, plant and equipment               (9,544)             (7,624)
  Sale of short-term investments                              5,616              16,420
  Purchase of short-term investments                         (6,748)             (6,826)
  Other - net                                                  (743)               (176)
                                                            -------             -------
Net cash (used for) provided by investing
  activities                                                (11,419)              1,794
                                                            -------             -------
Cash flows from financing activities:
  Short-term borrowings, net                                  2,553              11,476
  Proceeds from long-term debt                               11,000                  --
  Proceeds from exercised stock options                          27                  --
  Tax benefits from exercised stock options                       9                  --
  Repayments of long-term debt                               (1,694)             (1,538)
  Purchase of treasury stock                                     --             (11,750)
  Other - net                                                   (27)                 10
                                                            -------             -------
Net cash provided by (used for) financing
  activities                                                 11,868              (1,802)
                                                            -------             -------
Net increase in cash and cash equivalents                     2,390                 547
Cash and cash equivalents at beginning of period              2,025               2,188
                                                            -------             -------
Cash and cash equivalents at end of period                  $ 4,415             $ 2,735
                                                            =======             =======

See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)

                                                                  Six Months Ended
                                                                      April 30,
                                                              1996               1995
                                                            -------             -------
                                                              (Amounts in thousands)

Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                             $1,608             $1,181
                                                             ======             ======
Income taxes                                                 $2,013             $3,099
                                                             ======             ======
Interest income                                              $ (261)            $ (527)
                                                             ======             ======
Supplemental schedule of non-cash
  investing and financing activities:-

Refinancing of short-term borrowings
  with long-term debt                                        $  238                 --
                                                             ======             ======







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

(2) Inventories:
    -----------

    Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                      April 30,    October 31,
                                        1996          1995
                                      ---------    -----------

Raw Materials and Work in Process      $11,130      $11,237
Finished Goods                          28,204       24,718
                                       -------      -------
                                       $39,334      $35,955
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

The ESOP shares are summarized as follows:

                                            April 30,     October 31,
                                              1996           1995
                                            ---------     -----------
         Allocated shares                       123              123
         Committed to be released shares         18               --
         Unreleased shares                      639              657
                                            -------          -------
           Total ESOP shares                    780              780
                                            =======          =======
Fair value of unreleased shares             $17,493          $21,681
                                            =======          =======

    The ESOP expense for the six-month periods ended April 30, 1996 and 1995 was $580 and $213, respectively. Such expense for the three-month periods ended April 30, 1996 and 1995 was $286 and $123, respectively.

(4) Earnings Per Common Share:
    -------------------------

    Earnings per common share are computed using the weighted average number of shares of common stock, common stock equivalents outstanding (dilutive stock options), less unallocated ESOP shares during the periods (3,360 and 3,194 for the three-month periods ended April 30, 1996 and 1995, respectively); (3,357 and 3,480 for the six-month periods ended April 30, 1996 and 1995, respectively).

    In the first quarter of 1995, the Company adopted SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" as discussed in Note 3. Under the provisions of this new accounting rule, unallocated shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing earnings per share. In accordance with this new rule, 649 and 680 unallocated ESOP shares were excluded from the average number of common shares outstanding for the six months ended April 30, 1996 and 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION
               (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the second quarter of fiscal 1996 increased 17.9% to $44,801. Such sales were $6,811 greater than the $37,990 recorded in the second quarter of fiscal 1995. Net sales for the first six months of fiscal 1996 were $85,551, 19.3% greater than the sales for the comparable six-month period of fiscal 1995. The sales increases for both the three-month and six-month periods of fiscal 1996 are the result of stronger market demand and the Company's product innovation and expansion of product lines. The new construction market and the retrofit of existing buildings drive the market demand for the Company's products. Such demand was stronger than expected in the second quarter of fiscal 1996 resulting in very strong sales. Sales of virtually all the Company's fire sprinkler product lines contributed to this sales improvement. The Company's sales were unfavorably impacted in the first quarter of fiscal 1996 by severe weather conditions in many parts of the United States which slowed construction activity and demand for the Company's products in that period. Sales were unfavorably impacted in both the three-and six-month periods ended April 30, 1996 by construction and expansion delays at the Company's new fittings facility in Alabama. Optima TM and Glass Bulb fire sprinkler models and CPVC pipe and fitting products continued to lead the Company with higher sales gains. The Company's programs to develop and expand production and marketing of products continued to increase sales. Sales increases were realized throughout the U.S. and in foreign markets. The Company has, however, experienced more competitive conditions in the sprinkler market through increased price competition on certain products.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense increased 22.5% and 22.8% for the three-month and six-month periods ended April 30, 1996, respectively, over the same periods for fiscal 1995. The Company's cost of sales for the second quarter of fiscal 1996 was 70.4% of net sales and 67.7% for the second quarter of fiscal 1995. This resulted in a gross margin percentage of 29.6% in the second quarter of fiscal 1996 compared to 32.3% in the second fiscal quarter of 1995. For the first six months of fiscal 1996, the gross margin percentage was 29.9% of net sales compared to 31.9% for the same period of fiscal 1995. The gross profit margin percentages for the second quarter and the first six months of fiscal 1996 were lower than expected due to a number of items. The most significant factors reducing the gross profit margin percentages for these periods were lower sales prices and increases in the cost of goods sold. In addition, the Company's new fittings facility in Alabama continued to incur losses throughout the first and second fiscal periods of 1996. This facility also had negative gross margins of $700 and $1,600, respectively, for the three-and six-month periods ended April 30, 1996. Delays in the construction of this facility along with the installation and operation of the related equipment are the primary reason for such losses. The facility was virtually shut down from mid-December 1995 through early March 1996 due to dismantlement, relocation, and installation of equipment. It is now expected that completion and full operations will be delayed until late in fiscal 1996. The facility will operate at less than full capcity until it is completed. Negative gross margins were also incurred at this facility of $700 and $800, respectively, for the three-and six-month periods ended April 30, 1995 as the Company started the expansion and renovation of this facility. The gross profit margin percentage was also adversely impacted by more competitive conditions in the fire sprinkler market, higher raw material costs, an increased number of manufacturing personnel, increased manufacturing wages, fringe benefits, higher machinery and equipment costs and lower than anticipated unit volume due to adverse weather conditions in the six-month period which increased costs per unit.

Operating Expenses. Operating expenses for the second quarter of fiscal 1996 increased 22.2% from the second quarter of fiscal 1995. The overall increase in operating expenses was primarily comprised of an increase in Selling, General and Administrative expenses of 25.8% or $1,942 and an increase in Research and Development expenses of 5.8% or $73. For the first six months of fiscal 1996, operating expenses increased 25.2% or $4,167 from the amount for the first six months of fiscal 1995. The overall increase for the first six months of fiscal 1996 was primarily comprised of an increase in Selling, General and Administrative expenses of 29.9% or $4,238 and an increase in Research and Development expenses of 2.3% or $58. For both periods, the majority of the increase in the Selling, General and Administrative expenses is due to the increased levels of expense associated with the increased sales volume. The expense increases for the three-and six-month periods ended April 30, 1996, respectively, from the comparable period in fiscal 1995 included higher distribution facility costs of $600 and $1,100, higher freight expense of $300 and $500, higher sales personnel including travel and entertainment of $300 and $800, increased legal fees of $100 and $300, and higher ESOP expense of $200 and

$400, respectively. Distribution facility costs increased due to the expansion of warehouses in Dallas, Boston, and Seattle to better serve those markets with more space, personnel and an expanded product line. Personnel and related costs increased in distribution to support the higher sales volume and to increase the efficiency and effectiveness of computer systems. New sales and distribution facilities were opened in leased space late in fiscal 1995 and early 1996 in Singapore and Cleveland, Ohio. Sales personnel were increased to more effectively market the Company's existing and expanded product offerings to current and prospective customers domestically and internationally. Legal costs increased primarily to protect and enforce patents on several new and innovative products. Expense related to the Employee Stock Ownership Plan was significantly higher due to the increase in the Company's stock price. The Company also had increased administrative and other support personnel to provide necessary support for the increased level of business activity. The Company continues its high degree of emphasis on research and development in efforts to develop new and improved products. The research and development expense for the three-and six-month periods of fiscal 1996 were $1,326 and $2,536, respectively, which are 5.8% and 2.3% increases from the comparable periods of fiscal 1995. Increases in the number of personnel and an expanded research and development facility for the development and testing of new and improved products was offset by lower outside research charges.

Interest Expense (Income). Interest expense of $726 and $1,398 was incurred in the three-month and six-month periods ending April 30, 1996, respectively, compared to interest expense of $577 and $1,160 for the same periods of fiscal 1995. For the three-month and six-month periods ended April 30, 1996, the Company capitalized $110 and $290, respectively, of interest costs relating to the fittings manufacturing facility expansion and construction. No interest was capitalized in the first six months of fiscal 1995. The higher interest expense was due to the overall increase in debt. Short and long-term debt totalled $57,250 at April 30, 1996 as compared to $40,893 at April 30, 1995. The additional debt was required to fund the Company's expanded capital expenditure programs in manufacturing and distribution and for increased working capital needs. Interest expense was favorably impacted by lower interest rates between periods. Interest income for the three-and six-month periods ended April 30, 1996 was $100 and $227, respectively, compared to $92 and $248 for the same periods ended April 30, 1995. The second quarter of fiscal 1996 was favorably impacted by a higher investment balance. However, interest income was earned at lower interest rates as compared to the second fiscal quarter of 1995. The six-month period ended April 30, 1996 compared to the same period in fiscal 1995 was negatively impacted by lower interest income rates and a lower average investment balance held. Late in the first quarter of fiscal 1995, the Company used short-term investments of $11,750 for the repurchase of 1,237 shares of the Company's common stock for the treasury.

Income Taxes. The Company's effective income tax rate for the second quarter of fiscal 1996 was 37.6% compared to 37.4% in the comparable period of 1995. For the six-month period of fiscal 1996, the effective income tax rate was 37.8% compared to 38.1% in the comparable period in 1995. The decrease in the overall effective income tax rate for the six months ended April 30, 1996 is the result of a decrease in the effective state income tax rate. This decrease was partially offset by an increase in the effective federal income tax rate. The decrease in the effective state income tax rate is due to a decrease in certain statutory state tax rates. The higher effective federal income tax rate is due to a reduction in nontaxable investment income and a lower favorable effect of anticipated tax credits in fiscal 1996.

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

                               FINANCIAL CONDITION
                   April 30, 1996 Compared to October 31, 1995

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $15,626 as of April 30, 1996 as compared to $12,104 at October 31, 1995. The $3,522 increase was a result of normal fluctuations in operations.

Inventories. Inventories totaled $39,334 at April 30, 1996 as compared to $35,955 at October 31, 1995. The $3,379 increase in inventories was comprised of a decrease of $107 in raw materials and work in process and an increase of $3,486 in finished goods. The decrease in raw materials and work in process was due to improved raw material management. The increase in finished goods was due in part to an anticipation of a continued strong demand for fire sprinklers and related products. The Company stocked inventory at two new distribution centers which opened in late 1995 and early 1996. Inventory levels also increased due to the expansion of three distribution centers and the introduction of new products into virtually all of the Company's distribution centers.

Property, Plant and Equipment. The Company's property, plant and equipment rose by a net amount of $7,580 to $35,606 at April 30, 1996. Approximately $4,772 of this increase is due to the reconstruction and expansion of the manufacturing facility for fittings products. Funds have also been used to purchase machinery and equipment to increase production capabilities for fire sprinklers and CPVC pipe and fittings and to expand research and development facilities.

Total Debt. The Company's total debt increased to $57,250 at April 30, 1996 as compared to $45,391 at October 31, 1995. The additional borrowings of $11,859 were used to fund capital expenditures and finance increased working capital needs as a result of the Company's growth. The funds were principally borrowed under the Company's lines of credit from banks. On November 21, 1995, the Company issued a principal amount of $11,000 Industrial Revenue Bonds ("IRB's"). The IRB's have a 20 year term. At October 31, 1995, $11,000 of short-term borrowings were classified as long-term debt based upon the Company's issuance of these bonds.


Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. Cash provided by operating activities for the six months ended April 30, 1996 totaled $1,941. This was an improvement from the six-month period of fiscal 1995 when $555 was provided by operating activities. The improvement is due primarily to better management of accounts receivable and increases in several noncash items included in income. Cash was used for the purchase of $9,544 of property, plant and equipment during the six months ended April 30,

1996. On November 21, 1995, the Company refinanced short-term borrowings with long-term debt amounting to $11,000 with the issuance of the IRB's. The Company's net short-term borrowings for the six months ended April 30, 1996 amounted to an increase of $2,553 and long-term debt repayments of $1,694 were required on long-term debt in the period. In January 1996, the Company entered into an interest rate swap agreement which fixes the interest rate on the "IRB's". The interest rate is fixed at 6.125% for the remainder of the 20 year term. Interest expense is recorded monthly at the fixed rate plus related fees. The difference between the variable rate paid to IRB bondholders and the fixed rate costs are settled monthly between the Company and a bank which is party to the swap agreement. In January 1996, the Company also converted certain long-term term loans, term notes and other loans from variable rates of interest to fixed rates. The fixed interest rates range from 5.98% to 6.67% over the remaining terms of the loans. The Company has lines of credit with banks at variable interest rates which are generally less than the prime lending rate. As of April 30, 1996, approximately $6,700 of these lines of credit were unused and available for use.

The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years and intends to continue this policy in the future. The Company is engaged in the reconstruction and expansion of a manufacturing facility for fittings it purchased in fiscal 1994 for $1,771. The Company has spent approximately $18,400 more to date for the expansion and reconstruction of the facility and expects completion and full operation of such facility late in fiscal 1996 at an additional cost of $1,000. The Company makes commmitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company's cash, cash equivalents and short-term investments, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations and to fund programs necessary for future growth and expansion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following data summarizes the Annual Meeting highlights:

    (a) The Annual Meeting of Shareholders of the Company was held at the Company's offices in Lansdale, Pennsylvania on March 15, 1996. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    (b) At the Annual Meeting, shareholders re-elected the board of directors to one-year terms and until their successors are elected and qualified.

    (c) The shareholders ratified the appointment of Arthur Andersen LLP as independent auditors for the Company for fiscal year ending October 31, 1996.

                                 Number of Votes

                       For           Against         Abstain
                    ---------        -------         -------
                    3,396,225         2,975           8,756


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:

         Exhibit 11 -- Computation of Earnings Per Common Share

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended April 30, 1996.

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

DATE:     June 12, 1996
- -----------------------


                                         /s/Albert T. Sabol
                                    -----------------------------
                                            Albert T. Sabol
                                         Vice President-Finance
                                        (Principal Financial and
                                         Accounting Officer)

                                   Exhibit 11

                          CENTRAL SPRINKLER CORPORATION

                            EARNINGS PER COMMON SHARE


                                         Three            Six
                                      Months Ended    Months Ended
                                        April 30,       April 30,
                                      1996    1995    1996    1995
                                     ------  ------  ------  ------
                                         (Amounts in thousands,
                                           except per share)

Net income                           $1,265  $1,923  $2,306  $3,371
                                     ======  ======  ======  ======

Average number of common shares
  outstanding                         3,793   3,717   3,793   4,059

Adjustment to exclude average
  unallocated common shares in ESOP    (645)   (677)   (649)   (680)

Adjustment for assumed conversion
  of stock options                      212     154     213     101
                                     ------  ------  ------  ------

Average number of common shares       3,360   3,194   3,357   3,480
                                     ======  ======  ======  ======

Earnings per common share            $  .38  $  .60  $  .69  $  .97
                                     ======  ======  ======  ======