Form 10-Q
period 1996-07-31
CENTRAL SPRINKLER CORP
filed 1996-09-12
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ------                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31, 1996
                                ----------------------------
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ------               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------
Commission file number     0-13940
                       ---------------
                          CENTRAL SPRINKLER CORPORATION
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                            23-2328106
- --------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   451 North Cannon Avenue, Lansdale, PA 19446
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 362-0700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
   --------     ---------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at Sept. 9, 1996
                  -----                  ----------------------------

Common Stock, $.01 Par Value              3,793,197

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                         July 31,    October 31,
                                                          1996          1995
                             (Amounts in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                              $   3,152    $   2,025
  Short-term investments                                    11,712       10,079
  Accounts receivable, less allowance
    for doubtful receivables of $4,474
    in 1996 and $3,813 in 1995, respectively                36,435       31,686
  Inventories                                               41,218       35,955
  Deferred income taxes                                      5,594        5,038
  Prepaid expenses and other assets                            571          650
                                                         ---------    ---------
    Total current assets                                    98,682       85,433
                                                         ---------    ---------

Property, Plant and Equipment                               55,976       43,593
    Less - Accumulated depreciation                        (18,362)     (15,567)
                                                         ---------    ---------
                                                            37,614       28,026
                                                         ---------    ---------
Goodwill, less accumulated amortization of
    $3,200 in 1996 and $3,012 in 1995, respectively ..       2,822        3,010
                                                         ---------    ---------
Other Assets                                                 1,710          891
                                                         ---------    ---------
                                                         $ 140,828    $ 117,360
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                  $  32,406    $  14,062
  Current portion of long-term debt                          3,810        3,813
  Accounts payable                                          14,182       12,724
  Accrued expenses                                           7,715        6,896
  Accrued income taxes                                         696          646
                                                         ---------    ---------
      Total current liabilities                             58,809       38,141
                                                         ---------    ---------


Long-Term Debt                                              25,882       27,516
                                                         ---------    ---------
Other Noncurrent Liabilities                                   479          577
                                                         ---------    ---------
Deferred Income Taxes                                        1,644        1,576
                                                         ---------    ---------

Shareholders' Equity:
  Common stock, $.01 par value; shares
    authorized - 15,000; issued -
    5,474 in 1996 and 5,472 in 1995                             55           55
  Additional paid-in capital                                29,684       29,118
  Retained earnings                                         46,549       42,939
  Cumulative translation adjustments                           (65)        (109)
  Deferred cost - Employee Stock Ownership
    Plan ("ESOP")                                           (6,106)      (6,360)
  Unrealized investment holding gains, net                    --             10
                                                         ---------    ---------
                                                            70,117       65,653

  Less - Common stock in treasury, at
    cost - 1,680 shares in 1996 and 1995                   (16,103)     (16,103)
                                                         ---------    ---------
                                                            54,014       49,550
                                                         ---------    ---------
                                                         $ 140,828    $ 117,360
                                                         =========    =========
See accompanying notes to financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                      Three Months Ended        Nine Months Ended
                                          July 31,                   July 31,
                                      1996         1995         1996         1995
                                   ---------    ---------    ---------    ---------
                                                (Amounts in thousands,
                                                  except per share)

Net Sales                          $  49,491    $  42,758    $ 135,042    $ 114,462

Cost of Sales                         35,240       28,752       95,229       77,586
                                   ---------    ---------    ---------    ---------


      Gross profit                    14,251       14,006       39,813       36,876
                                   ---------    ---------    ---------    ---------

Operating Expenses:

  Selling, general
    and administrative                 9,885        8,587       28,287       22,751

  Research and development             1,597        1,234        4,133        3,712

  Other income, net                     (180)        (113)        (436)        (240)
                                   ---------    ---------    ---------    ---------

                                      11,302        9,708       31,984       26,223
                                   ---------    ---------    ---------    ---------

      Operating income                 2,949        4,298        7,829       10,653
                                   ---------    ---------    ---------    ---------


Interest Expense (Income):

  Interest expense                       979          596        2,377        1,756

  Interest income                       (103)         (96)        (330)        (344)
                                   ---------    ---------    ---------    ---------

                                         876          500        2,047        1,412
                                   ---------    ---------    ---------    ---------

      Income before income taxes       2,073        3,798        5,782        9,241

Income Taxes                             769        1,409        2,172        3,481
                                   ---------    ---------    ---------    ---------


Net Income                         $   1,304    $   2,389    $   3,610    $   5,760
                                   =========    =========    =========    =========


Earnings Per Common Share          $     .39    $     .73    $    1.08    $    1.68
                                   =========    =========    =========    =========


See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Nine Months Ended
                                                                  July 31,
                                                            1996          1995
                                                          --------     --------
                                                          (Amounts in thousands)

Cash flows from operating activities:
  Net income                                              $  3,610     $  5,760
  Noncash items included in net income:
    Depreciation and amortization                            2,983        2,541
    Deferred income taxes                                     (488)        (797)
    Deferred costs                                             686          305
  Decrease (increase) in -
    Accounts receivable, net                                (4,749)      (5,122)
    Inventories                                             (5,263)      (3,295)
    Prepaid expenses and other assets                           79          479
  Increase (decrease) in -
    Accounts payable                                         1,458        5,078
    Accrued expenses                                           819          954
    Accrued income taxes                                        50         (392)
                                                          --------     --------

Net cash (used for) provided by
    operating activities                                      (815)       5,511
                                                          --------     --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment             (12,383)     (11,992)
  Sale of short-term investments                             5,716       19,500
  Purchase of short-term investments                        (7,349)     (10,381)
  Other - net                                                 (819)         (27)
                                                          --------     --------

Net cash used for investing
  activities                                               (14,835)      (2,900)
                                                          --------     --------

Cash flows from financing activities:
  Short-term borrowings, net                                 8,442       13,193
  Proceeds from long-term debt                              11,000         --
  Proceeds from exercised stock options                         27          251
  Tax benefits from exercised stock options                      9          119
  Repayments of long-term debt                              (2,735)      (2,559)
  Purchase of treasury stock                                  --        (11,750)
  Other - net                                                   34           80
                                                          --------     --------

Net cash provided by (used for) financing
  activities                                                16,777         (666)
                                                          --------     --------

Net increase in cash and cash equivalents                    1,127        1,945

Cash and cash equivalents at beginning of period             2,025        2,188
                                                          --------     --------

Cash and cash equivalents at end of period                $  3,152     $  4,133
                                                          ========     ========

See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)




                                             Nine Months Ended
                                                 July 31,
                                             1996        1995
                                            ------      ------
                                          (Amounts in thousands)


Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                            $2,500      $1,914
                                            ======      ======

Income taxes                                $1,634      $4,670
                                            ======      ======

Interest income                             $ (374)     $ (677)
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

(2)      Inventories:

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                      July 31,     October 31,
                                        1996          1995
                                      --------     -----------

Raw Materials and Work in Process      $11,392      $11,237
Finished Goods                          29,826       24,718
                                       -------      -------
                                       $41,218      $35,955
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

The ESOP shares are summarized as follows:

                                           July 31,       October 31,
                                             1996            1995
                                            -------       -----------

     Allocated shares                           123              123
     Committed to be released shares             27                -
     Unreleased shares                          630              657
                                            -------          -------
           Total ESOP shares                    780              780
                                            =======          =======

Fair value of unreleased shares             $13,073          $21,681
                                            =======          =======


     The ESOP expense for the nine-month periods ended July 31, 1996 and 1995 was $788 and $406, respectively. Such expense for the three-month periods ended July 31, 1996 and 1995 was $208 and $193, respectively.

(4)      Earnings Per Common Share:

         Earnings per common share are computed using the weighted average number of shares of common stock, common stock equivalents outstanding (dilutive stock options), less unallocated ESOP shares during the periods (3,323 and 3,288 for the three-month periods ended July 31, 1996 and 1995, respectively); (3,345 and 3,422 for the nine-month periods ended July 31, 1996 and 1995, respectively).

         In the first quarter of 1995, the Company adopted SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" as discussed in Note
3. Under the provisions of this new accounting rule, unallocated shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing earnings per share. In accordance with this new rule, 645 and 672 unallocated ESOP shares were excluded from the average number of common shares outstanding for the nine months ended July 31, 1996 and 1995, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the third quarter of fiscal 1996 increased 15.7% to $49,491. Such sales were $6,733 greater than the $42,758 recorded in the third quarter of fiscal 1995. Net sales for the first nine months of fiscal 1996 were $135,042 or 18.0% greater than the sales for the comparable nine-month period of fiscal 1995. The sales increases for both the three-month and nine-month periods of fiscal 1996 reflect growth in the fire sprinkler market along with a continued strong market share held by the Company in such market. The new construction market and the retrofit of existing buildings drive the market demand for the Company's fire sprinklers and related products. The glass bulb fire sprinkler models continue to lead the Company's sprinkler sales gains. The Company experienced particularly strong sales of its CPVC plastic pipe and fittings products during the periods. Sales were unfavorably impacted in the early portion of the nine-month period ended July 31, 1996 by construction and expansion delays at the Company's new fittings facility in Alabama. In the third quarter of fiscal 1996, improved sales were achieved at this new facility. The Company's programs to develop and expand production and marketing of products continued to increase sales. Sales increases were realized throughout the U.S. and in foreign markets. The Company has, however, experienced more competitive conditions in the sprinkler market through increased price competition which has depressed sales prices. The Company recently announced sales price increases on its sprinkler and valve products in an effort to improve the Company's gross profit in future periods.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, increased 22.6% and 22.7% for the three-month and nine-month periods ended July 31, 1996, respectively, over the same periods for fiscal 1995. The Company's cost of sales for the third quarter of fiscal 1996 was 71.2% of net sales and 67.2% for the third quarter of fiscal 1995. This resulted in a gross margin percentage of 28.8% in the third quarter of fiscal 1996 compared to 32.8% in the third fiscal quarter of 1995. For the first nine months of fiscal 1996, the gross margin percentage was 29.5% of net sales compared to 32.2% for the same period of fiscal 1995. The gross profit margin percentages for the third quarter and the first nine months of fiscal 1996 were lower than expected due to several situations. The most significant factors reducing the gross profit margin percentages for these periods were increases in the cost of manufacturing sprinklers. The sprinkler manufacturing costs have been impacted by higher material costs, an increased number of manufacturing personnel and increased manufacturing wages, fringe benefits, higher machinery and equipment costs and lower than anticipated manufacturing efficiencies. In addition, more competitive conditions in the fire sprinkler market has reduced sales prices. The Company's new fittings facility in Alabama continued to incur losses throughout the three-month and nine-month periods ended July 31, 1996. Improved production levels and lower costs per unit were achieved at this new facility in the third quarter of fiscal 1996 as compared to the first six-months of fiscal 1996 and the third quarter of fiscal 1995. Delays in the construction of this facility along with delays in the installation and operation of the related equipment are the primary reason for such losses. The facility was virtually shut down from mid-December 1995 through early March 1996 due to dismantlement, relocation, and installation of equipment. Delays in completion and full operations continued through the third quarter of fiscal 1996. The facility will operate at less than full capacity until it is completed which is expected in late fiscal 1996.


Operating Expenses. Operating expenses for the third quarter of fiscal 1996 increased 16.4% from the third quarter of fiscal 1995. The overall increase in operating expenses was primarily comprised of an increase in Selling, General and Administrative expenses of 15.1% or $1,298 and an increase in Research and Development expenses of 29.4% or $363. For the first nine months of fiscal 1996, operating expenses increased 22.0% or $5,761 from the amount for the first nine months of fiscal 1995. The overall increase for the first nine months of fiscal 1996 was primarily comprised of an increase in Selling, General and Administrative expenses of 24.3% or $5,536 and an increase in Research and Development expenses of 11.3% or $421. For both periods, the majority of the increase in the Selling, General and Administrative expenses is due to the increased levels of expense associated with the increased sales volume. The major expense increases for the three-and nine-month periods ended July 31, 1996, respectively, from the comparable period in fiscal 1995 included higher distribution facility costs of $600 and $1,700, respectively, higher freight expense of $200 and $700, respectively, higher sales personnel including travel and entertainment of $500 and $1,300, respectively, and higher ESOP expense of $10 and $350, respectively. Distribution facility costs increased due to the expansion of warehouses in Dallas, Boston, Seattle, and Los Angeles to better serve those markets with more space, personnel and expanded product lines. Personnel and related costs increased in distribution to support the higher sales volume. New sales and distribution facilities were opened in leased space late in fiscal 1995 and early 1996 in Singapore and Cleveland, Ohio. Sales personnel were increased to more effectively market the Company's existing and expanding product offerings to current and prospective customers domestically and internationally. During the third quarter, the Company opened a marketing office in Beijing, China. Expense related to the Employee Stock Ownership Plan was higher due to a higher average Company stock price as compared to the same periods of fiscal 1995. The Company also had increased administrative and other support personnel to provide necessary support for the increased level of business activity. The Company continues its emphasis on research and development in efforts to develop new and improved products. The research and development expense for the three-and nine-month periods of fiscal 1996 were $1,597 and $4,133, respectively, which are 29.4% and 11.3% increases from the comparable periods of fiscal 1995. Increases in the number of personnel and an expanded research and development facility for the development and testing of new and improved products was partially offset by lower outside research charges.


Interest Expense (Income). Interest expense of $979 and $2,377 was incurred in the three-month and nine-month periods ending July 31, 1996, respectively, compared to interest expense of $596 and $1,756 for the same periods of fiscal 1995. For the nine-month periods ended July 31, 1996 and 1995, the Company capitalized $290 and $200, respectively, of interest costs relating to the fittings manufacturing facility expansion and construction. No interest was capitalized in the third quarter of fiscal 1996 as compared to $115 of interest capitalized in the third quarter of fiscal 1995. The higher interest expense was due to the overall increase in debt. Short and long-term debt totalled $62,098 at July 31, 1996 as compared to $41,589 at July 31, 1995. The additional debt was required to fund the Company's capital expenditure programs in manufacturing and distribution and for increased working capital needs. Interest income for the three-and nine-month periods ended July 31, 1996 was $103 and $330, respectively, compared to $96 and $344 for the same periods ended July 31, 1995. The third quarter of fiscal 1996 was favorably impacted by a higher average investment balance. However, interest income was earned at lower interest rates as compared to the third fiscal quarter of 1995. The nine-month period ended July 31, 1996 compared to the same period in fiscal 1995 was impacted by lower interest income rates on a slightly higher average investment balance held. Late in the first quarter of fiscal 1995, the Company used short-term investments of $11,750 for the repurchase of 1,237 shares of the Company's common stock for the treasury.

Income Taxes. The Company's effective income tax rate for the third quarter of fiscal 1996 and fiscal 1995 was 37.1%. For the nine-month period of fiscal 1996, the effective income tax rate was 37.6% compared to 37.7% in the comparable period in 1995. The decrease in the overall effective income tax rate for the nine months ended July 31, 1996 is the result of a decrease in the effective state income tax rate due to a decrease in certain statutory state tax rates. This decrease was partially offset by an increase in the effective federal income tax rate due to lower nontaxable investment income and a lower favorable effect of anticipated tax credits in fiscal 1996.

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

                               FINANCIAL CONDITION
                   July 31, 1996 Compared to October 31, 1995

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $14,864 as of July 31, 1996 as compared to $12,104 at October 31, 1995. The $2,760 increase was a result of normal fluctuations in operations.

Inventories. Inventories totaled $41,218 at July 31, 1996 as compared to $35,955 at October 31, 1995. The $5,263 increase in inventories was comprised of an increase of $155 in raw materials and work in process and an increase of $5,108 in finished goods. Relative to the increased production levels, the increase in raw materials and work in process was only slightly higher due to improved raw material management. The increase in finished goods was due in part to an anticipation of a continued strong demand. In particular, the Company is producing its new line of fittings products to stock its distribution network. The Company also stocked inventory at two new distribution centers which opened in late 1995 and early 1996. Inventory levels also increased due to the expansion of four distribution centers and the introduction of new products into virtually all of the Company's distribution centers.

Property, Plant and Equipment. The Company's property, plant and equipment rose by a net amount of $9,588 to $37,614 at July 31, 1996. Approximately $5,933 of this increase is due to the reconstruction and expansion of the manufacturing facility for fittings products. Funds have also been used to purchase machinery and equipment to increase production capabilities for fire sprinklers and CPVC plastic pipe and fittings and to expand research and development facilities. During the third quarter of fiscal 1996, the Company broke ground in Alabama for the construction of a new facility to produce CPVC plastic pipe and fittings. Such manufacturing operations are currently under an outside contract and cannot accommodate needed production levels to meet anticipated customer demand.


Total Debt. The Company's total debt increased to $62,098 at July 31, 1996 as compared to $45,391 at October 31, 1995. The additional net borrowings of $16,707 were used to fund capital expenditures and finance increased working capital needs as a result of the Company's growth. The funds were principally borrowed under the Company's lines of credit from banks. On November 21, 1995, the Company issued a principal amount of $11,000 of Industrial Revenue Bonds ("IRB's"). The IRB's have a 20 year term. At October 31, 1995, $11,000 of short-term borrowings were classified as long-term debt based upon the Company's issuance of these bonds. At July 31, 1996, $863 of short-term borrowings were classified as long-term debt based upon the Company's intent to issue Industrial Revenue Bonds for the CPVC plastic pipe and fittings facility.


Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. Cash used for operating activities for the nine months ended July 31, 1996 totalled $815. This was a decrease from the nine-month period of fiscal 1995 when $5,511 was provided by operating activities. The decrease is due primarily to increased use of cash for inventories, a smaller increase in accounts payable, and lower net income for the period. Cash was used for the purchase of $12,383 of property, plant and equipment during the nine months ended July 31, 1996. On November 21, 1995, the Company refinanced short-term borrowings with long-term debt amounting to $11,000 with the issuance of the IRB's. The Company's net short-term borrowings for the nine months ended July 31, 1996 amounted to an increase of $8,442 and long-term debt repayments of $2,735 were required on long-term debt in the period. In January 1996, the Company entered into an interest rate swap agreement which fixes the interest rate on the IRB's. The interest rate is fixed at 6.125% for the remainder of the 20 year term. Interest expense is recorded monthly at the fixed rate plus related fees. The difference between the variable rate paid to IRB bondholders and the fixed rate costs are settled monthly between the Company and a bank which is party to the swap agreement. In January 1996, the Company also converted certain long-term term loans, term notes and other loans from variable rates of interest to fixed rates. The fixed interest rates range from 5.98% to 6.67% over the remaining terms of the loans. The Company has lines of credit with banks at variable interest rates which are generally less than the prime lending rate. As of July 31, 1996, approximately $4,100 of these lines of credit were unused and available for use.

The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years and intends to continue this policy in the future. The Company's reconstruction and expansion of a manufacturing facility for fittings it purchased in fiscal 1994 is nearing completion and full operation of such facility is expected late in fiscal 1996 at an additional cost of about $1,000. The Company has also committed to build a new CPVC plastic pipe and fittings plant in Alabama. It is expected that the capital expenditures for this facility and equipment will aggregate $7.5 million and will be financed by a long-term IRB. The Company makes other commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company's cash, cash equivalents and short-term investments, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations and to fund programs necessary for future growth and expansion.

The Company has become aware of installation problems in certain steel pipe systems utilizing Omega TM sprinklers. The addition of stop-leak products or the presence of excessive hydrocarbons has been found in certain circumstances to impair the operation of such sprinklers. In order to assess the extent of the problems, the Company has strongly recommended that a sampling of Omega TM sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company will review each situation with the building owner and develop an appropriate action plan, as needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners while working within its sales and warranty policy to maintain customer goodwill. The Company will continue to monitor the results of testing and will determine the impact on the Company, if any, should the Company assist the building owners.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:

         Exhibit 11 -- Computation of Earnings Per Common Share

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended July 31, 1996.

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




                                    CENTRAL SPRINKLER CORPORATION
                                    -----------------------------
                                            (Registrant)




                                    /s/    William J. Meyer
                                    -----------------------------
                                            William J. Meyer
                                               President


DATE:     September 12, 1996


                                    /s/    Albert T. Sabol
                                    -----------------------------
                                            Albert T. Sabol
                                         Vice President-Finance
                                        (Principal Financial and
                                         Accounting Officer)

                                                                      Exhibit 11




                          CENTRAL SPRINKLER CORPORATION

                            EARNINGS PER COMMON SHARE


                                           Three                 Nine
                                       Months Ended          Months Ended
                                          July 31,             July 31,
                                      1996       1995       1996       1995
                                     ------     ------     ------     ------
                                     (Amounts in Thousands, except per share)


Net income                           $1,304     $2,389     $3,610     $5,760
                                     ======     ======     ======     ======

Average number of common shares
  outstanding                         3,793      3,730      3,793      3,948

Adjustment to exclude average
  unallocated common shares in ESOP    (636)      (670)      (645)      (672)

Adjustment for assumed conversion
  of stock options                      166        228        197        146
                                     ------     ------     ------     ------

Average number of common shares       3,323      3,288      3,345      3,422
                                     ======     ======     ======     ======

Earnings per common share            $  .39     $  .73     $ 1.08     $ 1.68
                                     ======     ======     ======     ======