Form 10-K
period 1996-10-31
CENTRAL SPRINKLER CORP
filed 1997-01-29
CIK 766041

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended October 31, 1996
                                ----------------
                                OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the transition period from___________________ to ___________________
      Commission file number 0-13940
                             -------
                          CENTRAL SPRINKLER CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Pennsylvania                                    23-2328106
--------------------------------                    ----------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

              451 North Cannon Avenue, Lansdale, Pennsylvania 19446
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 215-362-0700
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

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

                              Yes _X_     No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.      _X_

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock in the NASDAQ National Market System on December 31, 1996 -- $26.25) was approximately $90.4 million.

         The number of shares of the Registrant's common stock outstanding as of December 31, 1996 was 3,845,637 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                   (Specific pages incorporated are indicated
                         under applicable Item herein):

Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.

         (a)  General Development of Business

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

         On November 1, 1992, Central Sprinkler acquired certain business assets of a midwestern company engaged in the distribution of fire sprinkler equipment at a cost of approximately $1.2 million. The acquired assets consisted primarily of inventory. Central Sprinkler merged the acquired assets into its distribution network and strengthened its overall distribution network. On August 17, 1993, Central Sprinkler acquired certain business assets and assumed certain liabilities of Sprink, Inc., a company engaged in the business of manufacturing and distributing pipe couplings, fittings and other products that are used in fire sprinkler systems. The assets acquired included, among other things, inventories (excluding selected items), property and equipment, customer records, patents, warehouse and office supplies, computer software and the capital stock of Sprink International, S.A. de C.V. for a purchase price of approximately $4.1 million. The liabilities assumed were principally warranty obligations and obligations under operating leases. The acquisition was made through a newly organized company, Central Sprink Inc. ("Sprink").

         In July 1994, Central Sprinkler formed a new company, Central Castings Corporation ("Castings"). Castings acquired substantially all of the business assets of a foundry in the Southeastern United States engaged in manufacturing piping system components. The purchase price was approximately $1.8 million for assets consisting primarily of property, plant and equipment. The Company has incurred approximately $20.8 million in capital expenditures for the expansion of this facility to accommodate production of several additional product lines.

         In May 1995, Central Sprinkler formed a new company, Central CPVC Corporation ("CPVC"). Central Sprinkler Company contributed business assets to CPVC. CPVC is engaged in manufacturing CPVC plastic pipe and fittings.

         On October 31, 1996, Central Sprink Inc. was merged into Central Castings Corporation in a tax-free merger. Central Castings Corporation assumed all assets and liabilities of Central Sprink Inc.

         (b) Financial Information About Industry Segments.

             The Company operates in one industry; the manufacture and sale or purchase and sale of component parts of complete automatic fire sprinkler systems.

         (c) Narrative Description of Business.

General

         The Company is a leading manufacturer of automatic fire sprinkler heads and valves and other components as well as a distributor of component parts of complete automatic fire sprinkler systems. Approximately 56% of the Company's fiscal 1996 annual net sales are derived from the manufacture and sale of the Company's primary product lines which are fire sprinkler heads, valves and other component parts. The balance is derived principally from the sale of other component parts, several of which are also manufactured by the Company's subsidiaries. The Company designs, manufactures and markets a wide variety of sprinkler heads, valves and other component parts for commercial, industrial, residential and institutional uses throughout the world. The Company sells its products to more than 3 thousand customers, most of which are sprinkler installation contractors.

Products

         The principal components of a sprinkler system are the sprinkler heads and the valves, both of which are manufactured and marketed by the Company and represented approximately 47% and 9%, respectively, of the Company's sales in fiscal 1996 and fiscal 1995 and 49% and 10%, respectively, in fiscal 1994. The Company also manufactures and distributes several other components and distributes other sprinkler system component parts. Other product lines manufactured and sold under the Company's various trade names are steel pipe, CPVC plastic pipe and fittings and ductile iron grooved fittings and couplings as well as other piping system components.

         The sprinkler head is the mechanism that is activated by heat and discharges a water spray. The sprinkler head is composed principally of copper, brass and other non-corrosive materials. The Company presently produces and markets six basic types of sprinkler heads: the standard commercial sprinkler, the residential/life-safety sprinkler, the Flow Control (TM) sprinkler, the extended coverage commercial sprinkler, the early suppression fast response sprinkler and specific application series sprinklers.


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

         The Company markets a wide variety of sprinkler system valves which are used specifically in fire sprinkler installations. Several of these valves are manufactured by the Company (alarm valve, butterfly valve, check valve, deluge valve and dry pipe valve), while certain other valves are manufactured by others and marketed by the Company. In fiscal 1995 and 1994, the Company introduced several new manufactured valve models including butterfly valves and a new deluge valve. A sprinkler system valve is the mechanical device by which the water supply is controlled. When the sprinkler head is activated, the valve allows water to flow into and through the system.

         The average cost of sprinkler heads and valves used in a complete fire sprinkler system is generally less than 5% of the total cost of a complete system.

         In addition to its primary product lines of manufactured sprinkler heads and valve products, the Company also manufactures its own line of CPVC plastic pipe and CPVC plastic pipe fittings. The Company expanded such CPVC product lines and manufacturing capacity in fiscal years 1996, 1995 and 1994. The CPVC plastic pipe and fittings are manufactured using principally Company owned machinery and equipment under a production supply contract whereby the Company is using facilities and certain personnel of an unaffiliated plastic manufacturer. In fiscal 1996, the Company began construction of a Company owned manufacturing facility in

Huntsville, Alabama. Upon completion of the Company owned facility, the production supply contract will end. The Company also manufactures its own line of steel sprinkler pipe through a production supply contract with a steel pipe manufacturer. The steel pipe production supply contract encompasses the manufacture of such pipe for the Company using Company owned machinery and equipment and using certain facilities, personnel and machinery and equipment that are owned by an unaffiliated manufacturer. In fiscal 1993, the Company started to manufacture its own line of glass bulb ampules for use as activating mechanisms in sprinkler heads. In addition, the 1993 acquisition of Sprink brought the Company into the manufacture of pipe couplings and fittings and a 1994 acquisition of a ductile iron foundry and subsequent expansion of the foundry resulted in the Company's ability to manufacture grooved fittings and couplings and other piping system components. The Company also distributes a wide variety of other parts used in sprinkler system installations. The majority of the other components include fittings, control valves, electric switches, hangers and a variety of other items. The Company developed and markets computer aided design ("CAD") systems to architects, designers, and contractors for use in the design and installation of sprinkler systems. The Company also provides other CAD related services through its SprinkCAD division.

Marketing and Customers

         The Company's products are marketed by its own sales and marketing staff. The sales, marketing and distribution staff consists of approximately 200 people and operates from eighteen regional sales office/distribution centers located near Boston, Atlanta, Miami, Dallas, Chicago, Los Angeles, San Francisco, Seattle, Philadelphia, Baltimore, Salt Lake City, Greensboro, Portland, Cleveland and from one distribution center in the United Kingdom and one in Singapore. New sales offices were opened in the latter part of fiscal 1996 in China and Hong Kong. Unlike the majority of the industry which markets its products primarily through wholesale distributors, the Company sells most of its products directly to sprinkler installation contractors. This places the Company in direct contact with its customers and allows it to respond effectively to customer demands and suggestions.

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

         The Company markets its products to more than 3 thousand customers, the majority of whom are sprinkler industry contractors, for commercial, industrial, residential and institutional use throughout the world.

         In fiscal 1996, no single customer accounted for more than 3% of the Company's net sales.

         The Company typically manufactures about 90% of its products for estimated shipping demands and 10% pursuant to specific customer orders. The Company does not have any significant order backlog.

         The Company advertises its products through various media including insurance publications and trade journals. The Company also participates in trade shows and trade organizations. Approximately $555 thousand was spent on advertising the Company's products in 1996.

         The Company's products are not marketed pursuant to long-term purchase agreements, but are sold pursuant to individual purchase orders. Often the Company's published sales terms sheet is the controlling purchase document.

         The Company is affected by seasonal factors and the weather as well as the level of new construction activity, remodeling and retrofitting of older properties in the commercial, industrial, residential and institutional real estate markets. The Company's sales tend to increase the most when there is a high level of new construction activity in all such real estate markets and decline when there is a slowdown in new construction activity. In addition, as a result of relatively higher levels of new construction during warmer spring and summer months, the demand for sprinkler system components tends to be greater during the summer and fall than during other seasons.

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

         The Company maintains a staff of fifteen engineers and thirty-five support technicians who devote their time to research and development activities. During the 1996 fiscal year, the Company spent $5.5 million on research and development compared to $5.1 million in fiscal 1995 and $4.1 million in fiscal 1994. The Company's efforts in this area are primarily focused on sprinkler head and valve design and development, and are directed toward both new product development and further refinement of the quick response technology designed for residential/life-safety purposes, extended coverage sprinklers, enhancements to dry pendant and Optima(TM) sprinklers, and the specific application sprinkler series. In fiscal 1996, the Company expanded the research and development facilities in Lansdale, Pennsylvania. The Company's heavy emphasis on the development of new products continued throughout the year and led to new products in fiscal years 1996, 1995 and 1994.

Patents

         The Company holds a number of patents. The Omega (TM) sprinkler head patent, which expires January 1, 2002, protects a unique operating feature (relating to increased activating speed and extended water coverage of the spray pattern) and sets the Omega (TM) head apart from standard commercial sprinklers. In December 1996, the Company was issued a patent on the extended coverage ceiling sprinklers. The Company was issued a patent in fiscal 1995 on the new extended coverage commercial sprinkler and additional related patent applications are pending. These are very important to the Company based upon the Company's substantial investment in the product line and the dramatic turning point they provide in fire sprinkler protection and technology. The Company has also filed for patent protection on a number of other products.

Trademarks

         The Company has a number of trademarks on various product names and selected product components. An important trademark is on the appearance of installed Omega (TM) products and the Company hopes it will ultimately prevent others from copying this product.

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

         The Company also has a non-exclusive supply contract with the B.F. Goodrich Company to supply the resin that the Company uses to produce CPVC plastic pipe and fittings. This supply contract, which expires in December 2000, provides the Company with a source of resin that is not generally available. Other products manufactured by the Company such as steel pipe, fittings and couplings and other piping system components use raw materials that are available from a wide variety of suppliers.

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

Employees

         The Company employs approximately 1300 people, of whom approximately 950 are production or shipping employees, with the remainder serving in executive, administrative or sales capacities. The Company's sprinkler and valve production and shipping employees are covered by a collective bargaining agreement with the International Association of Machinists & Aerospace Workers that expries in October 1997. In late December 1996, the agreement was extended to October 2000. All of the covered employees are located at the Company's primary manufacturing plant in Lansdale, Pennsylvania.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         The Company operates in one business segment and engages in business activity outside the United States. During fiscal 1996, 1995 and 1994, the combined export and foreign sales represented approximately 12.5%, 10.1% and 11.3%, respectively, of the Company's net sales. Included in foreign sales are the sales of the Company's United Kingdom subsidiary (Spraysafe). Spraysafe primarily manufactures sprinkler heads and distributes them and other products in Europe and other foreign countries. Significant financial information about Spraysafe's operations consists of the following in thousands of dollars:

                            Year Ended October 31,
                     ------------------------------------
                       1996          1995          1994
                     -------        -------       -------
Sales                $16,807       $11,210        $8,800
Operating Income       1,390         1,202           702
Net Income               789           699           440
Total Assets          10,803         7,903         5,065
Total Liabilities      6,799         4,862         2,710

Item 2.  Properties.

         The Company's primary manufacturing plant and executive offices are located in Lansdale, Pennsylvania. The Lansdale facility is owned by the Company. It is comprised of several buildings which contain approximately 166 thousand square feet of floor space on a parcel of about 7 acres. This facility is pledged as security for a mortgage loan. In fiscal 1996, the Company purchased a building and land for additional offices in Lansdale, Pennsylvania which contains approximately 14 thousand square feet. The SprinkCAD division is in a separate leased facility in Lansdale, Pennsylvania of approximately 3 thousand square feet. The lease expires upon thirty days notice given by the Company. The Company also owns a separate fire sprinkler component manufacturing facility of approximately 10 thousand square feet in Pennsylvania and a piping systems components manufacturing facility and foundry of approximately 155 thousand square feet on a 67 acre parcel in Alabama purchased in fiscal 1994.

         The Company's fourteen domestic sales office/distribution centers are located in major cities across the United States listed in Item 1(c), Marketing and Customers, hereof and range in size from 11 thousand to 66 thousand square feet per building. These facilities are leased by the Company pursuant to leases which terminate from 1996 through 2002. The Company has options to extend certain of its leases for additional periods on similar terms.

         The Company's United Kingdom subsidiary owns a manufacturing plant in the United Kingdom which contains approximately 16 thousand square feet of floor space on a parcel of about 1 acre. This facility is also pledged as security for a loan. The United Kingdom subsidiary also leases a distribution center of approximately 5 thousand square feet in the United Kingdom under a lease that expires in 2000, leases a distribution center of approximately 3 thousand square feet in Singapore under a lease that expires in 1997, leases 1 thousand square feet of office space in Hong Kong and leases 1 thousand square feet in Beijing, China.

         The Company's manufacturing and assembly facilities operate on a two-shift per day basis. All of the manufacturing equipment used in the production process is owned by the Company.

At October 31, 1996, the Company's owned and leased facilities are generally adequate and suitable for the Company's needs and are virtually fully utilized for their intended use. In the normal course of business, the Company continually evaluates its properties for their adequacy and suitability. As discussed in Item 1 (c) and Footnote #15 of the Notes to Consoliated Financial Statements, the Company is building a Company owned manufacturing facility for CPVC pipe and fittings components in Huntsville, Alabama. This new facility will manufacture the Company's CPVC plastic pipe and fittings with expanded production capacity.

Item 3.  Legal Proceedings.

         The Company is engaged in discussions with the Environmental Protection Agency concerning a claim which may develop in connection with the Company's primary manufacturing plant in Lansdale, Pennsylvania. This potential claim is more fully discussed in Item 7, "Environmental Matters". While there are various other claims pending and threatened against the Company pursuant to the ordinary conduct of business, the Company does not expect these claims nor legal proceedings in total to have any material adverse effect on the consolidated financial position, results of operation or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

Item 4(a). Executive Officers of the Registrant.

         The names and ages of the Registrant's executive officers and key employees, their positions with the Company and with Central Sprinkler, its primary operating subsidiary, and their principal occupations during the past five years are as follows:

                                             Position(s) with the Company, and
                                             where indicated, with Central
Name                         Age             Sprinkler
------------------------    ----             -----------------------------------
Winston J. Churchill         56              Chairman of the Board and Director

William J. Meyer             76              President and Director, and
                                             Chairman of the Board and Treasurer
                                             of Central Sprinkler

George G. Meyer              47              Chief Executive Officer, Secretary,
                                             Treasurer and Director, and
                                             President and Chief Executive
                                             Officer of Central Sprinkler

James R. Buchanan            47              Executive Vice President, Sales of
                                             Central Sprinkler

Stephen J. Meyer             45              Director, and Executive Vice
                                             President of Central Sprinkler

William J. Pardue            46              Executive Vice President of Central
                                             Sprinkler

Albert T. Sabol              44              Executive Vice President, Finance
                                             and Administration of the Company
                                             and Central Sprinkler

James E. Golinveaux          33              Senior Vice President, Engineering
                                             of Central Sprinkler

Anthony A. DeGregorio        37              Vice President, SprinkCAD of
                                             Central Sprinkler

Michael J. Graham            46              Vice President, International
                                             Operations of Central Sprinkler

Richard C. Hobbs             37              Vice President, Materials and
                                             Quality Assurance of Central
                                             Sprinkler

George S. Polan              46              Vice President, Research and
                                             Development of Central Sprinkler

Douglas F. Rice              34              Vice President, Marketing and
                                             Technical Services of Central
                                             Sprinkler

Carmine L. Schiavone         30              Vice President, Piping Products of
                                             Central Sprinkler

Leonard E. Schiavone         30              Vice President, Piping Products of
                                             Central Sprinkler

Albert H. Schoenberger, Jr.  69              Vice President, Manufacturing of
                                             Central Sprinkler

Marilyn M. Thomas            37              Vice President, Distribution
                                             Operations of Central Sprinkler

         WINSTON J. CHURCHILL - Mr. Churchill has been Chairman of the Board and a director of the Company and a director of Central Sprinkler since 1984. Mr. Churchill has been President of Churchill Investment Partners, Inc., a private investment firm, since 1989. He was a partner of Bradford Associates, a private investment firm, from 1984 to 1989. Mr. Churchill is also a director of IBAH, Inc., Geotek Communications, Inc. and Tescorp, Inc.

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

         JAMES R. BUCHANAN - Mr. Buchanan has been Executive Vice President, Sales of Central Sprinkler since 1996. He was Vice President, Sales of Central Sprinkler since 1984.

         STEPHEN J. MEYER - Mr. Meyer has been a director of the Company and Executive Vice President of Central Sprinkler since 1986. He has been a director of Central Sprinkler since 1983.

         WILLIAM J. PARDUE - Mr. Pardue has been Executive Vice President of Central Sprinkler since 1980.

         ALBERT T. SABOL - Mr. Sabol has been Executive Vice President, Finance and Administration and Chief Financial Officer of the Company and Central Sprinkler since 1996. He was Vice President, Finance and Chief Financial Officer of the Company and Central Sprinkler since 1986.

         JAMES E. GOLINVEAUX - Mr. Golinveaux has been Senior Vice President, Engineering of Central Sprinkler since 1996. He was Vice President, Technical Service and Engineering of Central Sprinkler since 1993 and Vice President, Technical Service of Central Sprinkler since 1992. He was Director of Technical Service from 1991 to 1992. From 1986 to 1991 he was the Design Manager for a large fire protection installation contractor.

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

         RICHARD C. HOBBS - Mr. Hobbs has been Vice President, Materials and Quality Assurance of Central Sprinkler since 1996 and was Director of Purchasing from 1995 to 1996. From 1990 to 1995 he was Engineering Manager.

         GEORGE S. POLAN - Mr. Polan has been Vice President, Research and Development of Central Sprinkler since 1990. He was Vice President, Engineering of Central Sprinkler from 1986 to 1989.

         DOUGLAS F. RICE - Mr. Rice has been Vice President, Marketing and Technical Services of Central Sprinkler since 1996 and was Director of Marketing from 1995 to 1996 and Director of Technical Services from 1993 to 1995. He was Manager of Technical Services from 1992 to 1993. From 1990 to 1993 he was a consultant in the fire sprinkler industry.

         CARMINE L. SCHIAVONE - Mr. Schiavone has been Vice President of Piping Products of Central Sprinkler since 1996 and was Director of Piping Products from 1995 to 1996 and Manager of Piping Products from 1993 to 1995. He was Manager of Customer Service from 1989 to 1993.

         LEONARD E. SCHIAVONE - Mr. Schiavone has been Vice President of Piping Products of Central Sprinkler since 1996 and was Director of Piping Products from 1995 to 1996. He was Marketing Manager from 1989 to 1995.

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

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters.

         The Company's Common Stock is traded on the NASDAQ National Market, NASDAQ symbol - CNSP. The following table sets forth, for the fiscal years indicated, the range of high and low price quotations.

Fiscal 1996:
------------
                                                  High       Low
                                                -------   -------
                First Quarter...............    $38 3/4   $28 3/4
                Second Quarter..............     39 1/4    27 1/4
                Third Quarter...............     28 3/4    20
                Fourth Quarter..............     22 1/2    16

Fiscal 1995:
------------

                First Quarter...............    $12       $ 8 5/8
                Second Quarter..............     21        10 3/4
                Third Quarter...............     29 1/2    18 1/2
                Fourth Quarter..............     37 1/4    26 1/2



         As of December 31, 1996, there were approximately 1 thousand holders of record of Common Stock of the Company. The closing price of such stock on the NASDAQ National Market on December 31, 1996 was $26.25.

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

                                                                       Interest
                                                             (1)        Expense
                                       Net      Gross     Operating    (Income),   Net       Earnings
CONSOLIDATED OPERATIONS               Sales     Profit      Income       Net     Income     Per Share
__________________________________________________________________________________________________
Year Ended October 31, 1996         $187,220   $52,225(2) $ 8,999(2)   $2,939    $3,763(2)  $1.13(2)
Year Ended October 31, 1995          158,849    51,684     15,305       1,902     8,458      2.50
Year Ended October 31, 1994          116,249    35,237      6,428         678     4,018(3)    .80(3)
Year Ended October 31, 1993           82,481    23,396      2,881        (295)    2,376       .50
Year Ended October 31, 1992           60,471    17,139        196        (509)      582       .13


                                                           Long-
CONSOLIDATED FINANCIAL    Working   Current     Total      Term     Total  Shareholders'
POSITION                  Capital    Ratio      Assets     Debt      Debt     Equity
_______________________________________________________________________________________
As of October 31, 1996    $35,522    1.5:1    $150,918   $24,674   $62,914   $54,392
As of October 31, 1995     47,292    2.2:1     117,360    27,516    45,391    49,550
As of October 31, 1994     53,168    3.0:1      99,061    19,391    30,955    51,101
As of October 31, 1993     38,078    2.4:1      80,303     3,544    19,001    46,563
As of October 31, 1992     34,675    5.6:1      55,415       623     1,131    44,633
_______________________________________________________________________________________


SELECTED FINANCIAL DATA FOOTNOTES

  (1) Operating income represents income before income taxes and interest expense (income), net.
  (2) After unusual non-recurring fourth quarter charge of $3,750 ($2,362 net of tax or $.72 per share).
  (3) After favorable cumulative effect of $238 ($.05 per share) due to accounting change for income taxes.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

     The following table shows, for the years indicated, the percentage relationships to net sales of the items included in the Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from year-to-year.


                            Percentage of Net Sales
                        ------------------------------     Percentage Increase
                             Year Ended October 31,             (Decrease)
                        ------------------------------    ----------------------
                                                          Year 1996    Year 1995
                          1996         1995      1994     Over 1995    Over 1994
                         -----        -----      -----    ---------    ---------

Net sales............    100.0%       100.0%     100.0%      17.9%       36.6%
Cost of sales........     72.1         67.5       69.7       26.0        32.3
                         -----        -----      -----

Gross profit.........     27.9         32.5       30.3        1.0        46.7
                         -----        -----      -----

Selling, general and
  administrative.....     20.5         20.0       21.4       20.8        27.5
Research and
  development........      2.9          3.2        3.5        6.3        25.5
Other income, net....      (.3)         (.3)       (.1)      13.7       154.2
                         -----        -----      -----

                          23.1         22.9       24.8       18.8        26.3
                         -----        -----      -----

Operating income.....      4.8          9.6        5.5      (41.2)      138.1
                         -----        -----      -----

Interest expense.....      1.8          1.5        1.1        43.5       81.4
Interest income .....      (.2)         (.3)       (.5)     (  2.2)     (26.2)
                         -----        -----      -----
                           1.6          1.2         .6        54.5      180.5
                         -----        -----      -----

Income before
  income taxes.......      3.2          8.4        4.9       (54.8)     133.1
Income taxes.........      1.2          3.1        1.7       (53.5)     151.0
                         -----        -----      -----
Income before
  cumulative effect
  of accounting
  change.............      2.0          5.3        3.2       (55.5)     123.8

Cumulative effect of
  accounting change
  for income taxes...     -              -          .3        N/M       N/M
                         -----        -----      -----
Net income...........      2.0          5.3        3.5       (55.5)     110.5
                         =====        =====      =====

N/M indicates not meaningful.

         Fiscal 1996 set a new net sales record. Fiscal 1996 net sales increased $28.4 million or 17.9% to $187.2 million from fiscal 1995 net sales of $158.8 million. The sales increase reflects a continuing strong market demand for fire sprinkler products, the continued strong market share held by the Company as well as strong sales for several of the Company's fire sprinkler models. New construction and the retrofit of existing buildings drive the worldwide market demand for the Company's fire sprinklers and related products. The Company's programs to develop and expand production and marketing of products have continued to increase sales. The Company experienced unit sales gains in sales of virtually all major product groups. The glass bulb fire sprinkler models continue to lead the Company's sprinkler sales gains. Strong market demand helped the Company achieve increased unit sales in other products that are sold for use in complete automatic fire sprinkler systems. The Company also experienced particularly strong unit sales of its valves and CPVC plastic pipe and fittings products. Sales also benefited from several new or expanded distribution centers and sales offices in the U.S. and abroad as well as the expansion of the Company's pipe and fittings product lines.

         In fiscal 1996, domestic sales increased 14.7% and sales outside the U.S. increased 45.8% from fiscal 1995. The Company has experienced very competitive conditions in the sprinkler market causing increased price competition resulting in depressed sales prices. Sales were also unfavorably impacted early in the fiscal year due to severe weather conditions in many parts of the U.S. which slowed construction activity and demand as well as construction and expansion delays limiting production at the Company's grooved fittings facility in Alabama. The significant increase outside the U.S. is the result of increased marketing efforts worldwide, increased production capacity in the U.S. and at Spraysafe and new sales offices in Hong Kong and China. In July 1996, the Company announced sales list price increases of 8% on most of its sprinkler and valve products in an effort to improve the Company's gross profit.

         Fiscal 1995 net sales were $158.8 million, an increase of $42.6 million or 36.6% from the net sales recorded in fiscal 1994. The significant increase in sales was led by the strong demand for fire sprinklers and related products. Growth in the new construction market and higher levels of product usage in the retrofit market have driven the strong market demand for the Company's range of products. The Company's innovation and expansion of its lines of fire sprinkler and related products also improved sales from the prior year. The Company experienced sales gains in virtually all major product groups. The Company's major product line of fire sprinklers experienced strong sales gains particularly for its Optima (TM) and Glass Bulb models. Significant sales gains were experienced in other product lines including plastic, steel pipe and pipe fittings. Sales improvements were realized in all regions throughout the United States. Foreign and export sales increased 22.6% in fiscal 1995 from fiscal 1994. Late in fiscal 1995, Spraysafe opened a distribution center in Singapore. Sales prices continued to be very competitive in fiscal 1995. Overall, sales prices were slightly higher in fiscal 1995 when compared to fiscal

1994. The Company increased its list prices on most manufactured products by 7% in July 1995. This price increase contributed to the overall sales and gross margin increase for the year.

         Cost of sales for fiscal 1996, in terms of dollars of expense, increased 26.0% or $27.8 million from fiscal 1995. The increase in cost of sales is due to higher sales volume, increased costs of manufacturing and an unusual non-recurring charge in the fourth quarter of fiscal 1996. The Company's cost of sales increased to 72.1% of net sales from 67.5% of net sales in fiscal 1995. This resulted in a gross margin percentage of 27.9% in fiscal 1996 compared to 32.5% in fiscal 1995. The decrease in gross margin percentage was due to several items. In the fourth quarter of fiscal 1996, the Company recorded an unusual non-recurring charge of $3.75 million resulting from the program announced by the Company to encourage customers to test and possibly replace some Omega (TM) sprinklers that have been exposed to harmful substances in certain installations. (See Footnote #15 of the Notes to Consolidated Financial Statements). Excluding the unusual non-recurring charge, cost of sales as a percent of net sales would have been 70.1% in fiscal 1996 and the gross margin percentage would have been 29.9% in fiscal 1996. Another factor reducing the gross margin percentage in fiscal 1996 from fiscal 1995 were increased costs of manufacturing sprinklers, valves and associated products. In response to increased sales volumes, the Company significantly increased production levels which resulted in some manufacturing inefficiencies. These inefficiencies along with higher raw material costs and the delay in the startup of the grooved fittings facility all contributed to the reduction in gross margin in fiscal 1996.

         Late in fiscal 1996 the Company experienced improvement in sprinkler and valve manufacturing efficiencies as compared to earlier in the fiscal year. The expansion of the grooved fittings facility which depressed earnings in the earlier quarters of fiscal 1996 improved in virtually all areas in the fourth quarter including improved production levels and lower costs per unit.

         Cost of sales for fiscal 1995 increased $26.2 million, or 32.3%, to $107.2 million from fiscal 1994. The increase is primarily due to the significantly higher sales volume. The Company's cost of sales decreased to 67.5% of net sales from 69.7% of net sales in fiscal 1994. This resulted in a gross margin percentage of 32.5% in fiscal 1995 compared to 30.3% in fiscal 1994. This increase in gross profit margin percentage was due primarily to a stronger sales mix of higher margin product lines. Other factors include additional sales from new products, certain price increases that were put into effect in fiscal 1995 and lower costs of certain products. The increase in production of manufactured fire sprinkler products to meet market demand has increased utilization of the Company's production capacity. This has resulted in a lower unit product cost for certain products. The gross profit margin percentage for fiscal 1995 was somewhat lower than expected due to the costs related to the continuing expansion of the foundry and manufacturing facility for grooved piping products acquired in late fiscal 1994. The gross profit margin was also negatively impacted by price increases to the Company from suppliers of certain materials in fiscal 1995.

         Selling, general and administrative expenses increased $6.6 million or 20.8% to $38.4 million in fiscal 1996 from $31.8 million in fiscal 1995. Such expenses were 20.5% of net sales in fiscal 1996 as compared to 20.0% of net sales in fiscal 1995. The principal increases in selling, general and administrative expenses are due to the increase in sales volume and the expansion of its distribution operations to better serve existing and new customers. The Company expanded five existing distribution centers to better serve those markets with more space, personnel and expanded product lines and opened a new distribution center in Cleveland, Ohio in November 1995. Spraysafe opened a sales location in Singapore in July 1995 and opened sales locations in Hong Kong and China late in fiscal 1996. The principal components of the dollar increase included salaries and fringes of $2.3 million, freight of $1.1 million, building and vehicle expenses of $832 thousand and travel of $657 thousand.

         Selling, general and administrative expenses were 20.0% of net sales in fiscal 1995 compared to 21.4% of net sales in fiscal 1994. The reduced percentage of such expenses to net sales is due to sales increasing at a faster rate than the selling, general and administrative rate of increase. The total dollar amount of selling, general and administrative expenses increased by 27.5% or $6.9 million from fiscal 1994. The majority of the increase in expenses is due directly to the increased sales volume. The expense increases included a higher amount of personnel, fringe benefits, freight, travel and certain marketing costs. Distribution costs also increased due to the opening of three new distribution centers in late 1994 and relocations to larger facilities. In July 1995, Spraysafe opened a new distribution center in Singapore. The Company also started a project to increase efficiency of its distribution centers and to increase service to its customers. Fringe benefit costs increased due to higher costs of the Employee Stock Ownership Plan ("ESOP") resulting from the significant increase in the Company's stock price as compared to fiscal 1994. Legal fees incurred in fiscal 1995 increased significantly over fiscal 1994 to protect our patents on innovative products.

         Research and development expenses for fiscal 1996 were $5.5 million which was a 6.3% increase of $322 thousand from fiscal 1995. Research and development expenses were 2.9% of net sales in fiscal 1996 as compared to 3.2% in fiscal 1995. The research and development expense increase was due to an increase in the number of personnel for the development and testing of new and improved products. The decrease in research and development as a percent of sales was attributable to the significant increase in sales in 1996. The Company has continued its emphasis on research and development to improve existing product lines and to provide innovative new products. Research and development programs are a very important part of the long term growth plan of the Company. New products have helped the Company maintain its leadership position in the fire sprinkler industry.

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

         Net interest expense of $2.9 million was 1.6% of net sales in fiscal 1996 as compared to $1.9 million, or 1.2% of net sales in fiscal 1995. Interest expense was $3.4 million, after capitalizing $290 thousand of interest incurred, in fiscal 1996 as compared to $2.4 million, after capitalizing $333 thousand in fiscal 1995. Interest expense increased due to higher levels of debt required to finance the increased growth in the Company's business, principally in manufacturing capital expenditures and increased accounts receivable and inventories. At October 31, 1996, total debt was $62.9 million as compared to $45.4 million at October 31, 1995. Interest income was $451 thousand in fiscal 1996 as compared to $461 thousand in fiscal 1995. A higher average investment balance in fiscal 1996 was offset by slightly lower interest income rates.

         Net interest expense for fiscal 1995 of $1.9 million was 1.2% of net sales as compared to $678 thousand, or .6%, in fiscal 1994. Interest expense was $2.4 million, after capitalizing $333 thousand of interest incurred, as compared to $1.3 million in fiscal 1994. The increase in interest expense was primarily due to increased levels of debt. At October 31, 1995, total debt was $45.4 million as compared to $31 million at the end of fiscal 1994. The additional debt was required to repurchase treasury stock, to fund the Company's capital expenditures in primarily manufacturing and distribution expansions and to provide for increased accounts receivable and inventories. Interest income decreased to $461 thousand in fiscal 1995 from $625 thousand in fiscal 1994. The Company had lower interest income due primarily to a decline in the investment balance due to the repurchase of 1.2 million shares of the Company's common stock for the treasury in December 1994.

         The Company's effective income tax rate for fiscal 1996 was 37.9% as compared to 36.9% in fiscal 1995. The increase in the overall effective income tax rate is the result of the unfavorable impact of non-deductible expenses on the lower level of income in 1996 offset by a reduction in the effective state income tax rate and higher tax-exempt investment income as a percentage of pre-tax income as compared to fiscal 1995. The overall effective federal income tax rate includes the unfavorable effect of the market value adjustment of ESOP shares.

         The effective income tax rate for fiscal 1995 was 36.9% as compared to 34.3% in fiscal 1994. The increase in the effective income tax rate includes a higher effective state income tax rate due to several factors that also increased the effective U.S. Federal income tax rate. One factor is a substantial reduction in the nontaxable investment income in fiscal 1995 as compared to fiscal 1994 resulting from a lower balance in investments. The Company also had a higher level of pretax income. Income before income taxes increased by $7.7 million, or 133.1%, to $13.4 million. The higher level of pretax income combined with lower amounts of nontaxable income and tax credits proportionately reduces the favorable effect on the effective tax rate in fiscal 1995.

         The Company's sales are affected by seasonal factors and the weather as well as the level of new construction activity, remodeling and retrofitting of older properties in the commercial, industrial, residential and institutional real estate markets. The Company's sales tend to increase the most when there is a high level of new construction activity in all such real estate markets. In addition, as a result of relatively higher levels of new construction during warmer spring and summer months, the demand for sprinkler system components tends to be greater during the summer and fall than during other seasons.

Liquidity and Capital Resources

         The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion. The Company's combined cash, cash equivalents and short-term investments were $15.4 million at October 31, 1996 as compared to $12.1 million at October 31, 1995. The increase was a result of normal fluctuations in operations. As of October 31, 1996, the Company has approximately $3.2 million of available borrowing capacity under its current lines of credit. The Company is currently in the process of negotiating with its primary lenders to increase the available borrowings under these lines of credit. In addition, the Company is currently in the process of obtaining long-term financing for the construction of a company owned manufacturing facility for CPVC pipe and fittings.

         Cash provided by operating activities in fiscal 1996 was $4.2 million as compared to $3.9 million in fiscal 1995. Net income plus non-cash items generated $7.4 million of cash in 1996 as compared to $12.4 million in 1995. The reduction in 1996 was the result of lower income in 1996. Net cash used for working capital purposes decreased from $8.5 million in 1995 to $3.3 million in 1996 primarily as a result of increases in accounts payable and accrued expenses. Increases in sales volume will continue to utilize operating cash flow to support increased levels of inventories and accounts receivable.

         Cash used in investing activities was $21.0 million in fiscal 1996 as compared to $7.8 million in fiscal 1995. The primary use of cash was for the acquisition of property, plant and equipment during these periods. These capital expenditures were primarily for buildings, building improvements and machinery and equipment to expand the manufacturing capacity and improve the operations for the Company's various product lines. During fiscal 1996 and 1995, $8.6 million and $12.2 million, respectively, were used for the expansion at the Company's grooved fittings facility in Alabama. During fiscal 1995, net proceeds of $8.3 million were generated from the sale of short-term investments which were utilized primarily for the repurchase of treasury stock.

         Cash provided by financing activities in fiscal 1996 was $17.7 million as compared to $3.8 million in fiscal 1995. The primary source of cash was from additional borrowings under the Company's lines of credit which increased $9.3 million in fiscal 1996 as compared to an increase of $16.0 million in fiscal 1995. In addition, in November 1995 the Company received proceeds of $11.0 million from the issuance of Industrial Revenue Bonds ("IRB's"). At October 31, 1995, $11.0 million of short-term borrowings had been classified as long-term debt based upon the issuance of these IRB's. The increase in short-term borrowings in fiscal 1996 and 1995 and the proceeds from the IRB's were needed to finance the increased growth in the Company's business, including working capital needs and capital expenditures. In fiscal 1995, the Company utilized $11.8 million for the repurchase of 1.2 million shares of its common stock which are being held in the treasury for possible future issuance.

         In July 1994, the Company purchased substantially all of the business assets of a foundry in the southeastern United States engaged in manufacturing grooved components for piping systems for $1.6 million and a $200 thousand note payable. The assets acquired were principally property, plant and equipment. The Company substantially expanded this facility's production capacity to accommodate several additional product lines. In addition to the cash required for the purchase, substantial amounts of working capital and additional property, plant and equipment were used in the business after the purchase.

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

         The Company has made certain commitments to build a Company owned manufacturing facility for CPVC pipe and fittings components in Huntsville, Alabama. It is expected that the capital expenditures for this facility and equipment will aggregate $7.5 million of which $1.3 million was incurred in fiscal 1996 and $2.2 million and $4.0 million are expected to be incurred in fiscal 1997 and 1998, respectively. It is expected that the first phase of the facility will be completed and in operation in fiscal 1997.

         The Company believes that its current cash and investments along with its future earnings and borrowing capacity will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures for fiscal 1997.

         The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the year ending October 31, 1997. The Company has elected to adopt the pro-forma disclosure requirement of this pronouncement. The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets where disposal is expected. The Company will adopt SFAS No. 121 in the first quarter of fiscal year 1997 and does not expect the adoption to have a material impact on the Company's financial position or results of operations.

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the potential market and uses for the Company's sprinklers and other products, expansion plans, the effects of competition on the structure of the markets in which the Company competes, operating performance and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this document.

         The Company and approximately thirty other local businesses were notified by the Environmental Protection Agency ("EPA") in August 1991 that they may be a potentially responsible party with respect to a groundwater contamination problem in the vicinity of the Company's primary manufacturing plant in Lansdale, Pennsylvania. The Company has entered into an Administrative Order of Consent for Remedial Investigation/Feasibility Study ("AOC") effective May 19, 1995 with the EPA. Pursuant to the AOC, in 1996 the Company performed certain tests on the Company's property to determine whether any land owned by the Company could be a source of any of the contamination at the site. Based upon such tests, management believes that the Company's operations did not contribute to this contamination problem and the Company has no liability to clean up this site. Should the EPA mandate the Company's participation cleanup efforts, it is estimated that such costs could range from a minimal amount to $2.7 million. The Company has not accrued for such cleanup costs.

         The Company, in the normal course of business, is party to various claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these matters as well as the other matters discussed herein will not have a material impact on the Company's financial position, results of operations or liquidity.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Company for the years ended October 31, 1996, 1995, and 1994, together with the report thereon of Arthur Andersen LLP dated December 11, 1996, are set forth on pages F-1 through F-15 hereof. The supplementary financial data for the Company is set forth on page F-16 hereof.

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

         The remainder of the information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation.

         The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

(a)  The following documents are filed as a part of this report:

         (1) The financial statements and supplemental financial data required by Item 8 of this report are filed below:

FINANCIAL STATEMENTS:

                                                                        Page(s)
                                                                        --------
Report of Independent Public Accountants..............................    F-1

Consolidated Balance Sheets as of October 31, 1996 and
  1995................................................................    F-2-3

Consolidated Statements of Income for the years ended
  October 31, 1996, 1995 and 1994.....................................    F-4

Consolidated Statements of Cash Flows for the years
  ended October 31, 1996, 1995 and 1994...............................    F-5-6

Consolidated Statements of Shareholders' Equity for the
  years ended October 31, 1996, 1995 and 1994.........................    F-7

Notes to Consolidated Financial Statements............................    F-8-15

Supplementary Financial Data (unaudited):

                                                                          Page
                                                                          ------

Quarterly Financial Data..............................................    F-16

         (2) The financial statement schedules required by Item 8 of this report are listed below:

                                                                           Page
                                                                          ------

Schedule II - Valuation and Qualifying Accounts.......................    S-1

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

         10(k) Form of Employment Agreement, Schedule of Compensation and Amendment thereto dated September 22, 1992 for certain officers (formerly 10(m))*

         10(l) Employment Agreement with George S. Polan dated October 1, 1992 (formerly 10(n))*

         10(m) Central Sprinkler Company Term Loan Agreement dated November 20, 1992 (formerly 10(n))

         The following Exhibit has been previously filed with Registrant's Form 8-K dated August 17, 1993 as the Exhibit number indicated and is incorporated herein by reference thereto:

         10(n) Agreement to Purchase Assets dated August 12, 1993 among Sprink Inc., James Hardie Irrigation, Inc., J.H. Industries (U.S.A.) Inc., Central Sprink Inc., Central Sprinkler Company and Central Sprinkler Corporation (formerly Exhibit 2.1 and 10(o))

         The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1993 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

         10(o) Consulting Agreement between the Company and Churchill Investment Partners, Inc. dated June 21, 1993 (formerly 10(p))

         10(p) Consulting Agreement between the Company and Bradford Ventures Ltd. dated June 21, 1993 (formerly 10(r))

         10(q)    1993 Non-Employee Director Stock Option Plan (formerly (10(s))

         The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1994 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

         10(r) Central Sprinkler 401(k) Profit Sharing Plan and Trust, as amended to date (formerly 10(s))

         10(s) Term Loan Agreement between Central Sprinkler Company and First Fidelity Bank, including exhibits and amendments thereto (formerly 10(t))

         10(t) Term Loan Agreement between Central Sprinkler Company and CoreStates Bank, N.A., including exhibits and amendments thereto (formerly 10(u))

         The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1995 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

         10(u) Amendment of Employment Agreement with William J. Meyer dated January 5, 1996 (formerly 10(v))*

         10(v) Amendment of Employment Agreement with George G. Meyer dated January 5, 1996 (formerly (10(w))*

         10(w) Amendment of Employment Agreement with Stephen J. Meyer dated January 5, 1996 (formerly 10(x))*

         10(x) Employment Agreement with James E. Golinveaux dated November 30, 1995 (formerly 10(y))*

         10(y) Amendments to Term Loan Agreement between Central Sprinkler Company and First Fidelity Bank (formerly 10(z))

         10(z)   Amendments to Term Loan Agreement between Central Sprinkler
                  Company and CoreStates Bank, N.A. (formerly 10(aa))

         10(aa) Loan Agreement between Alabama State Industrial Development Authority and Central Castings Corporation dated as of November 1, 1995 (formerly 10(ab))

         10(ab) Lease Agreement between Calhoun County Economic Development Council and Central Castings Corporation dated as of November 1, 1995 (formerly 10(ac))

         10(ac) Letter of Credit and Reimbursement Agreement by and between First Fidelity Bank, National Association and Central Castings Corporation dated as of November 1, 1995 (formerly 10(ad))

         The following Exhibits are filed herewith:

         10(ad) Central Sprinkler Corporation Employee Stock Ownership Plan, as amended to date. (pages 58-114 in the sequential numbering system)

         10(ae) Central Sprinkler Corporation 1996 Equity Compensation Plan (pages 115-124 in the sequential numbering system)*

         10(af) Interest Rate and Currency Exchange Agreement between Central Castings Corporation and CoreStates Bank, N.A.(pages 125-150 in the sequential numbering system)

         10(ag) Construction Loan Agreement between Central CPVC Corporation and CoreStates Bank, N.A. including exhibits and amendments thereto. (pages 151-232 in the sequential numbering system)

         11 Statement of Computation of Earnings per Common Share (page 233 in the sequential numbering system)

         21 Subsidiaries of Registrant (page 234 in the sequential numbering system)

         23 Consent of Independent Public Accountants (page 235 in the sequential numbering system)

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CENTRAL SPRINKLER CORPORATION

                                                   By: /s/William J. Meyer
                                                       _________________________
                                                       William J. Meyer
                                                       President

Date: January 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

      Signature                    Title                         Date
_______________________     _______________________      _______________________

/s/Winston J. Churchill     Chairman of the              January 24, 1997
-----------------------     Board and Director
Winston J. Churchill

/s/William J. Meyer         President and                January 24, 1997
-----------------------     Director
William J. Meyer

/s/George G. Meyer          Chief Executive              January 24, 1997
-----------------------     Officer, Treasurer
George G. Meyer             Secretary and
                            Director

/s/Albert T. Sabol          Executive Vice-              January 24, 1997
-----------------------     President Finance
Albert T. Sabol            (Principal Financial
                            and Accounting Ofricer)

/s/Stephen J. Meyer         Director                     January 24, 1997
-----------------------
Stephen J. Meyer

/s/Joseph L. Jackson        Director                     January 24, 1997
-----------------------
Joseph L. Jackson

      Signature                    Title                         Date
_______________________     _______________________      _______________________

/s/Barbara M. Henagan       Director                     January 24, 1997
-----------------------
Barbara M. Henagan

/s/Richard P. O'Leary       Director                     January 24, 1997
-----------------------
Richard P. O'Leary

/s/Thomas J. Sharbaugh      Director                     January 24, 1997
-----------------------
Thomas J. Sharbaugh

/s/Timothy J. Wagg          Director                     January 24, 1997
-----------------------
Timothy J. Wagg

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central Sprinkler Corporation:

We have audited the accompanying consolidated balance sheets of Central Sprinkler Corporation (a Pennsylvania corporation) and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for the years ended October 31, 1996, 1995, and 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Sprinkler Corporation and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended October 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

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


                                              Arthur Andersen LLP

Philadelphia, Pa.,
  December 11, 1996

Central Sprinkler Corporation and Subsidiaries
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

                                                                        October 31,
                                                                 ------------------------
ASSETS                                                               1996         1995
-----------------------------------------------------------------------------------------
Current Assets:
     Cash and cash equivalents                                     $  2,884     $  2,025
     Short-term investments                                          12,466       10,079
     Accounts receivable, less allowance for doubtful
        receivables of $4,622 in 1996 and $3,813 in 1995,
        respectively                                                 38,518       31,686
     Inventories                                                     43,414       35,955
     Deferred income taxes                                            7,245        5,038
     Prepaid expenses and other assets                                  610          650
                                                                  ----------   ----------
      Total current assets                                          105,137       85,433
                                                                  ----------   ----------

Property, Plant and Equipment:
     Land                                                               810          337
     Buildings and improvements                                      10,246        6,306
     Machinery and equipment                                         47,122       35,529
     Furniture and fixtures                                           1,988        1,421
                                                                  ----------   ----------
                                                                     60,166       43,593
     Less -- Accumulated depreciation                               (18,807)     (15,567)
                                                                  ----------   ----------
                                                                     41,359       28,026
                                                                  ----------   ----------

Goodwill, less accumulated amortization of $3,263 in 1996 and
   $3,012 in 1995, respectively                                       2,759        3,010
                                                                  ----------   ----------

Other Assets                                                          1,663          891
                                                                  ----------   ----------
                                                                   $150,918     $117,360
                                                                  ==========   ==========


-----------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                                                                   October 31,
                                                            ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                            1996         1995
------------------------------------------------------------------------------------
Current Liabilities:
     Short-term borrowings                                    $ 34,390     $ 14,062
     Current portion of long-term debt                           3,850        3,813
     Accounts payable                                           19,993       12,724
     Accrued expenses                                           10,388        6,896
     Accrued income taxes                                          994          646
                                                             ----------   ----------
      Total current liabilities                                 69,615       38,141
                                                             ----------   ----------
Long-Term Debt                                                  24,674       27,516
                                                             ----------   ----------
Other Noncurrent Liabilities                                       448          577
                                                             ----------   ----------
Deferred Income Taxes                                            1,789        1,576
                                                             ----------   ----------
Commitments and Contingent Liabilities (Note 15)

Shareholders' Equity:
     Common stock, $.01 par value; shares authorized --
        15,000; issued -- 5,474 in 1996 and 5,472 in 1995,
        respectively                                                55           55
     Additional paid-in capital                                 29,763       29,118
     Retained earnings                                          46,702       42,939
     Cumulative translation adjustments                             (7)        (109)
     Deferred cost-Employee Stock Ownership Plan (ESOP)         (6,018)      (6,360)
     Unrealized investment holding gains, net                       --           10
                                                             ----------   ----------
                                                                70,495       65,653
     Less -- Common stock in treasury, at cost -- 1,680
        shares in 1996 and 1995                                (16,103)     (16,103)
                                                             ----------   ----------
      Total shareholders' equity                                54,392       49,550
                                                             ----------   ----------
                                                              $150,918     $117,360
                                                             ==========   ==========


-----------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

                                                        Year Ended October 31,
                                                -------------------------------------
                                                    1996         1995         1994
-------------------------------------------------------------------------------------
Net Sales                                         $187,220     $158,849     $116,249

Cost of Sales                                      134,995      107,165       81,012
                                                 ----------   ----------    ----------
     Gross profit                                   52,225       51,684       35,237
                                                 ----------   ----------    ----------
Operating Expenses:
     Selling, general and administrative            38,395       31,795       24,934
     Research and development                        5,455        5,133        4,091
     Other income, net                                (624)        (549)        (216)
                                                 ----------   ----------    ----------
                                                    43,226       36,379       28,809
                                                 ----------   ----------    ----------
     Operating income                                8,999       15,305        6,428
                                                 ----------   ----------    ----------
Interest Expense (Income):
     Interest expense                                3,390        2,363        1,303
     Interest income                                  (451)        (461)        (625)
                                                 ----------   ----------    ----------
                                                     2,939        1,902          678
                                                 ----------   ----------    ----------
     Income before income taxes                      6,060       13,403        5,750

Income Taxes                                         2,297        4,945        1,970
                                                 ----------   ----------    ----------
     Income Before Cumulative Effect of
        Accounting Change                            3,763        8,458        3,780
     Cumulative Effect of Accounting Change
        for Income Taxes                                --           --          238
                                                 ----------   ----------    ----------
Net Income                                        $  3,763     $  8,458     $  4,018
                                                 ==========   ==========    ==========
Net Income per Common Share:
     Before Cumulative Effect of Accounting
        Change                                    $   1.13     $   2.50     $    .75
     Cumulative Effect of Accounting Change
        for Income Taxes                                --           --          .05
                                                 ----------   ----------    ----------
     Net Income per Common Share                  $   1.13     $   2.50     $    .80
                                                 ==========   ==========    ==========


-----------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

                                                         Year Ended October 31,
                                                  ------------------------------------
                                                      1996         1995         1994
--------------------------------------------------------------------------------------
Operating activities:
Net Income                                          $  3,763     $  8,458     $ 4,018
Noncash items included in income:
     Depreciation and amortization                     4,731        3,520       3,083
     Cumulative effect of accounting change               --           --        (238)
     Deferred income taxes                            (1,878)        (144)     (1,708)
     Deferred costs                                      818          529         183
Decrease (increase) in --
     Accounts receivable, net                         (6,832)      (6,779)     (4,587)
     Inventories                                      (7,459)      (7,302)     (4,978)
     Prepaid expenses and other assets                    40          252        (233)
Increase (decrease) in --
     Accounts payable                                  7,269        4,993        (386)
     Accrued expenses                                  3,492        1,595       1,381
     Accrued income taxes                                232       (1,260)      1,690
                                                   ----------   ----------    ---------
Cash provided by (used for) operating
   activities                                          4,176        3,862      (1,775)
                                                   ----------   ----------    ---------
Investing activities:
     Acquisition of property, plant and
        equipment                                    (17,813)     (16,047)     (6,285)
     Acquisition of business                              --           --      (1,571)
     Sales of short-term investments                   5,716       22,069       7,283
     Purchases of short-term investments              (8,103)     (13,814)     (8,318)
     Other long-term assets                             (772)          (9)         22
                                                   ----------   ----------    ---------
Cash used for investing activities                   (20,972)      (7,801)     (8,869)
                                                   ----------   ----------    ---------
Financing activities:
     Short-term borrowings, net                        9,328       16,576      13,908
     Purchase of treasury stock                           --      (11,750)         --
     Proceeds from long-term debt                     12,018          948          20
     Repayments of long-term debt                     (3,823)      (3,088)     (2,174)
     Proceeds from exercised stock options                31          745          17
     Tax benefits from exercised stock options             9          368           3
     Other -- net                                         92          (23)        158
                                                   ----------   ----------    ---------
Cash provided by financing activities                 17,655        3,776      11,932
                                                   ----------   ----------    ---------
Increase (decrease) in cash and cash
   equivalents                                           859         (163)      1,288
Cash and cash equivalents at beginning of year         2,025        2,188         900
                                                   ----------   ----------    ---------
Cash and cash equivalents at end of year            $  2,884     $  2,025     $ 2,188
                                                   ==========   ==========    =========


The accompanying notes are an integral part of these statements.

(AMOUNTS IN THOUSANDS)

                                                                    Year Ended October 31,
                                                             ----------------------------------
                                                                1996         1995        1994
-----------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:
   Interest expense                                            $ 3,466      $ 2,638     $ 1,239
                                                              =========    =========   =========
   Income taxes                                                $ 3,943      $ 6,061     $ 2,016
                                                              =========    =========   =========
   Interest income                                             $  (485)     $  (854)    $  (928)
                                                              =========    =========   =========
Supplemental schedule of non-cash investing and
   financing activities:
   Refinancing of short-term borrowings with
     long-term debt                                            $    --      $11,000     $20,000
                                                              =========    =========   =========
   Acquisition:
     Fair value of assets acquired                             $    --      $     --    $ 1,771
     Note payable issued                                            --            --       (200)
                                                              ---------    ---------   ---------
     Cash paid for net assets acquired                         $    --      $     --    $ 1,571
                                                              =========    =========   =========


-----------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)


                                                                                                      Unrealized
                         Common Stock        Additional                  Cumulative      Deferred     Investment      Treasury
                    ----------------------    Paid-in       Retained     Translation       Cost-        Holding        Stock,
                       Shares     Amount      Capital       Earnings     Adjustments       ESOP       Gains, Net       Common
 --------------------------------------------------------------------------------------------------------------------------------

Balance, October
  31, 1993             5,396       $54        $27,654       $30,463         $(279)        $(6,976)       $  --        $  (4,353)
     Exercise of
        stock
        options            2        --             20            --            --              --          --               --
     Annual ESOP
        costs             --        --             --            --            --             297          --               --
     Translation
        adjustments       --        --             --            --           203              --          --               --
     Net income           --        --             --         4,018            --              --          --               --
                     ---------- ---------- -------------- ------------ ---------------  ------------ -------------- -------------

Balance, October
   31, 1994            5,398        54         27,674        34,481           (76)         (6,679)         --           (4,353)
     Purchase of
        1,237 shares
        of common
        stock for
        treasury          --        --             --            --            --              --          --          (11,750)
     Unrealized
        investment
        holding
        gains, net        --        --             --            --            --              --          10               --
     Exercise of
        stock
        options           74         1          1,112            --            --              --          --               --
     Annual ESOP
        costs             --        --            332            --            --             319          --               --
     Translation
        adjustments       --        --             --            --           (33)             --          --               --
     Net income           --        --             --         8,458            --              --          --               --
                     ---------- ---------- -------------- ------------ ---------------  ------------ -------------- -------------

Balance, October
   31, 1995            5,472        55         29,118        42,939          (109)         (6,360)         10          (16,103)
     Unrealized
        investment
        holding
        losses, net       --        --             --            --            --              --         (10)              --
     Exercise of
        stock
        options            2        --             40            --            --              --          --               --
     Annual ESOP
        costs             --        --            605            --            --             342          --               --
     Translation
        adjustments       --        --             --            --           102              --          --               --
     Net income           --        --             --         3,763            --              --          --               --
                     ---------- ---------- -------------- ------------ ---------------  ------------ -------------- -------------

Balance, October
   31, 1996            5,474       $55        $29,763       $46,702         $   (7)       $(6,018)       $  --        $(16,103)
                     ========== ========== ============== ============ ===============  ============ ============== =============


-----------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

Central Sprinkler Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   The Company -- The Company's operations are conducted in one business segment as a manufacturer and distributor of components used in automatic fire sprinkler systems. These fire sprinkler system components are used in commercial, industrial, residential and institutional properties and are sold to over 3 thousand customers, most of which are sprinkler installation contractors.

   Principles of Consolidation -- The consolidated financial statements include the accounts of Central Sprinkler Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

   Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

   Short-Term Investments -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115-Accounting for Certain Investments in Debt and Equity Securities prospectively effective November 1, 1994. The short-term investments have been categorized as available for sale and as a result are stated at fair value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized. All of the Company's investment holdings have been classified in the consolidated balance sheet as current assets.

   Inventories -- Inventories are stated at the lower of cost (first-in, first-out) or market.

   Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Depreciation and amortization are being recorded on a straight-line basis over the estimated lives of the assets which range from 3 to 20 years.

   Goodwill -- Goodwill represents the excess of the purchase cost of net assets acquired over their fair market value and is amortized primarily on a straight-line basis over 25 years. The Company considers goodwill to be fully realizable through future operations.

   Fair Value of Financial Instruments -- The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of October 31, 1996, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company's various debt instruments.

   Foreign Currency Translation -- Assets and liabilities of a foreign subsidiary are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

   Research and Development Costs -- Costs of research, new product development and product redesign are expensed as incurred.

   Income Taxes -- Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109-Accounting for Income Taxes. The cumulative effect of this accounting change resulted in the recognition of a one-time gain of $238 or $.05 per common share in fiscal 1994. SFAS No. 109 requires that deferred tax liabilities and assets be recognized for the tax effects of difference between the financial reporting and tax bases of assets and liabilities.

   Net Income Per Common Share -- Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options).

   Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual amounts could differ from those estimates.

   New Accounting Pronouncements -- The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the year ending October 31, 1997. The Company has elected to adopt the pro-forma disclosure requirement of this pronouncement. The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets where disposal is expected. The Company will adopt SFAS No. 121 in the first quarter of fiscal year 1997 and does not expect the adoption to have a material impact on the Company's financial position or results of operations.

   Reclassifications -- Certain reclassifications of previously reported balances have been made to conform with the current year classification of such balances.

2. NET INCOME PER COMMON SHARE:

   The weighted average common shares outstanding were 3,330, 3,382, and 5,004 for the years ended October 31, 1996, 1995 and 1994, respectively.

   Effective November 1, 1994, the Company adopted Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). The SOP requires that unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing net income per common share. In accordance with this SOP, 640 and 672 unreleased ESOP shares were excluded from the average number of common shares outstanding in fiscal year 1996 and 1995, respectively. In accordance with the provisions of the SOP, fiscal year 1994 information has not been restated.

3. FOREIGN OPERATIONS:

   The Company owns Spraysafe Automatic Sprinklers Limited ("Spraysafe"), a Company in the United Kingdom. Spraysafe manufactures sprinkler heads and distributes these and other products in Europe and other foreign countries.

   Significant financial information about Spraysafe's operations consist of the following--
                                                       Year Ended October 31,
                                 1996                   1995           1994
------------------------------------------------------------------------------
Sales                           $16,807               $11,210         $8,800
Operating income                  1,390                 1,202            702
Net income                          789                   699            440
Total assets                     10,803                 7,903          5,065
Total liabilities                 6,799                 4,862          2,710
------------------------------------------------------------------------------

   Foreign and export net sales for the Company are comprised of the following --
                                         Year Ended October 31
                          ----------------------------------------------------
                            1996                  1995                 1994
------------------------------------------------------------------------------
Pacific and
  Far East                 $10,127              $ 6,679              $ 5,775
Europe                       7,038                4,901                3,747
Canada                       4,847                3,987                3,358
Other                        1,379                  478                  203
                          ----------            ---------            ---------
                           $23,391              $16,045              $13,083
                          ==========            =========            =========
-----------------------------------------------------------------------------

4. SHORT-TERM INVESTMENTS:

   The following is a summary of the estimated fair value of available for sale securities by balance sheet classification --
                                                      October 31,
                                         ------------------------------------
                                            1996                       1995
-----------------------------------------------------------------------------
Cash Equivalents:
 U.S. Money Market
  Funds                                    $   872                    $   517
                                          =========                   ========
Short-Term Investments:
 Tax-Exempt
 Securities                                $12,466                    $10,079
                                          =========                   ========
-----------------------------------------------------------------------------

   Gross unrealized holding gains and losses for the years ended October 31, 1996 and 1995 were not material. The net unrealized holding gains for the years ended October 31, 1996 and 1995 have been recorded as a separate component of shareholders' equity. The gross proceeds from sales and maturities of investments were $5,716 and $22,069 for the years ended October 31, 1996 and 1995, respectively. Gross realized gains and losses for the years ended October 31, 1996 and 1995 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

   Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months.

5. INVENTORIES:

   Inventories consist of the following --
                                                    October 31,
                                       ---------------------------------------
                                         1996                          1995
------------------------------------------------------------------------------
Raw materials and
  work in process                      $12,957                       $11,237
Finished goods                          30,457                        24,718
                                       ---------                     ---------
                                       $43,414                       $35,955
                                       =========                     =========
-----------------------------------------------------------------------------

6. SHAREHOLDERS' EQUITY:

   Redeemable Preferred Stock -- The Company has authorized 2,000 shares of Redeemable Preferred Stock, $.01 par value. At October 31, 1996, 1995 and 1994, there were no shares issued and outstanding.

   Treasury Stock -- The Company repurchased 1,237 shares of its common stock on December 21, 1994 at a cost of $11,750. There were no repurchases in fiscal 1996 or 1994. All shares are being held in the treasury for possible future issuance.

   Stock Options -- The Company has stock option plans ("Option Plans") which cover a maximum of 936 shares of common stock which may be granted. The Option Plans provide for the granting of 163 incentive stock options under a plan adopted in 1986 and 713 nonqualified or incentive stock options under a plan adopted in 1988 and amended in fiscal 1991. Under a plan adopted in 1993, the Company can issue up to 60 nonqualified options under a non-employee director stock option plan. Options have been granted to officers, other key employees and non-employee directors at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of the grant. The options become exercisable after the date of the grant and expire ten years from the date of grant.

   The following table presents data related to the Option Plans --

 -----------------------------------------------------------------------------
                            In-                Non-
                          centive           qualified
                           Stock              Stock                Option
                          Options            Options                Price
                          ---------         -----------         --------------
October 31, 1993            126                393                $8.60-$13.80
 Granted                      -                 12                       13.00
 Exercised                   (2)                 -                        8.60
                          ---------         -----------

October 31, 1994            124                405                 8.60- 13.80
 Granted                      -                 12                       15.60
 Exercised                  (29)               (44)                8.60- 13.80
                          ---------         -----------

October 31, 1995             95                373                 8.60- 15.60
 Granted                    100                 12                       29.95
 Exercised                    -                 (2)                      13.00
                          ---------         -----------
October 31, 1996            195                383                $8.60-$29.95
                          =========         ===========
------------------------------------------------------------------------------
   At October 31, 1996, 503 of the outstanding options were exercisable and 237 nonqualified or incentive stock options were available for grant under the 1988 plan and 24 nonqualified stock options were available for grant under the 1993 plan.

7. DEBT:

   The Company's long-term debt consists of the following --

                                                      October 31,
                                         ------------------------------------
                                            1996                       1995
-----------------------------------------------------------------------------
Industrial Revenue Bonds                   $10,450                   $    --
Term Loan                                    7,417                     8,417
Term Loan                                    7,500                     8,500
Term Note                                    1,000                     2,000
Mortgage Loans                               1,067                       464
Foreign Term Loan                            1,090                       948
Short-term borrowings
  refinanced subsequent
  to year end                                   --                    11,000
                                          ---------                  ---------
                                            28,524                    31,329
Less-Current portion                        (3,850)                   (3,813)
                                          ---------                  ---------
                                           $24,674                   $27,516
                                          =========                  =========
------------------------------------------------------------------------------

   The Company's Industrial Revenue bonds consist of principal amount of $8,000 State of Alabama Industrial Development Authority Adjustable Convertible Taxable Industrial Revenue Bonds and principal amount of $3,000 Calhoun County (Alabama) Economic Development Council Adjustable Convertible Taxable Industrial Revenue Bonds ("IRB's") which were issued in November 1995. The IRB's have a 20 year term and are payable in annual installments of $550 and bear interest at a variable rate which was 5.55% at October 31, 1996. The IRB's are collateralized by a letter of credit and are subject to early redemption under certain circumstances. In January 1996, the Company entered into an interest rate swap agreement which fixes the interest rate on the IRB's in order to reduce the impact of changes in interest rates. The interest rate is fixed at 6.13% for the remainder of the 20 year term. Interest expense is recorded monthly at the fixed rate plus related fees. The difference between the variable rate paid to IRB bondholders and the fixed rate costs are settled monthly between the Company and a bank which is party to the swap agreement. As of October 31, 1996, the swap agreement has a notional principal balance of $10,450 and the swap agreement matures at the time the related IRB's mature. The swap agreement is with a large national bank and the Company does not anticipate nonperformance by the counterparty.

   In January 1996, the Company converted the two term loans, the term note and the mortgage loan secured by the Company's primary manufacturing facility from a variable interest rate option to a fixed interest rate option under the terms of the respective loan agreements.

   The Company obtained two $10,000 ten-year term loans from banks in fiscal 1994. These term loans are unsecured and the proceeds of such loans were used to refinance borrowings under unsecured lines of credit from such banks. The loan proceeds were used primarily for working capital purposes and the acquisition and expansion of facilities to accommodate the growth in the Company's business. One term loan is payable through 2004 in monthly principal installments of $84 and bears interest at a fixed rate which was 6.67% at October 31, 1996. The other term loan is payable through 2004 in quarterly principal installments of $250 and bears interest at a fixed rate which was 6.48% at October 31, 1996.

   The Company's term note is unsecured and payable through 1997 in semi-annual payments of $500. Interest on this note is fixed and was 5.98% at October 31, 1996.

   For both the term loans and the term note, the Company must maintain certain tangible net worth, certain financial ratios and other requirements under the provisions of these loan agreements. As of October 31, 1996, the Company is in compliance with these loan agreements, as amended.

   The Company's mortgage loans consists of two mortgages. One mortgage is secured by the Company's primary manufacturing facility and is payable through 2002 in monthly installments of $6 and bears interest at a fixed rate which was 6.20% at October 31, 1996. The second mortgage note was obtained in August 1996 for land and buildings for expanded offices and is payable through 2006 in monthly installments of $6 and bears interest at a variable rate which was 8% at October 31, 1996.

   In fiscal 1996, Spraysafe refinanced a five-year unsecured term loan obtained in 1995 with a seven-year term loan in the amount of $1,065. This loan is secured by machinery and equipment and is payable through 2003 in monthly installments of $10 and bears interest at a variable rate which was 7.13% at October 31, 1996. The loan proceeds were used primarily for machinery and equipment and the expansion of Spraysafe's manufacturing facility.

   The Company's short-term borrowings are demand loans under lines of credit. At October 31, 1995, $11,000 of short-term borrowings were classified as long-term debt based on the Company's issuance of the IRB's on November 21, 1995. The Company has domestic demand loans outstanding at October 31, 1996 of $31,770 which bear interest at variable interest rates. The weighted average interest rate on these loans was 5.90% and 6.46% at October 31, 1996 and 1995, respectively. Spraysafe has short-term borrowings in the form of a demand loan which is payable in British pounds in the amount of $2,620 at October 31, 1996. This loan bears interest at a variable interest rate which was 7.13% and 7.98% at October 31, 1996 and 1995, respectively. Approximately $3,230 of the Company's lines of credit were unused and available for use at October 31, 1996.

   Annual principal payments required under long-term debt obligations are as follows --

 -----------------------------------------------------------------------------
             Fiscal Year
             -------------

                 1997               $ 3,850
                 1998                 2,828
                 1999                 2,836
                 2000                 2,847
                 2001                 2,859
                Thereafter           13,304
                                   ---------
                                    $28,524
                                   =========
-----------------------------------------------------------------------------

8. CAPITALIZED INTEREST:

   The interest cost incurred by the Company for fiscal year 1996 and 1995 amounted to $3,680 and $2,696, respectively. The Company capitalized $290 and $333 of interest cost in fiscal years 1996 and 1995, respectively, in connection with the expansion of the grooved fittings manufacturing facility. No interest was capitalized in fiscal 1994.

9. INCOME TAXES:

   The following table summarizes the source of income before income taxes and information concerning the provision for income taxes --

                                         Year Ended October 31,
                           ---------------------------------------------------
                             1996                 1995                 1994
------------------------------------------------------------------------------
Income before income taxes--
   Domestic                $ 4,876              $12,284              $ 5,102
   Foreign                   1,184                1,119                  648
                           ---------            ---------            ---------
Total                      $ 6,060              $13,403              $ 5,750
                           =========            =========            =========
Provision for income taxes:
Current--
   U.S. Federal            $ 3,040              $ 3,674              $ 2,774
   State                       740                1,067                  696
   Foreign                     395                  348                  208
                           ---------            ---------            ---------
Total                        4,175                5,089                3,678
                           ---------            ---------            ---------
Deferred--
   U.S. Federal             (1,386)                  54               (1,328)
   State                      (492)                (270)                (380)
   Foreign                       -                   72                    -
                           ---------            ---------            ---------
Total                       (1,878)                (144)              (l,708)
                           ---------            ---------            ---------
Total tax
   provision               $ 2,297              $ 4,945              $ 1,970
                           =========            =========            =========
-----------------------------------------------------------------------------

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

                                         10/31/96                    11/1/95
------------------------------------------------------------------------------
Deferred Tax Assets--
   Accounts receivable                    $ 2,129                    $ 1,813
   Inventories                              2,672                      1,702
   Pensions                                   179                        230
   Patents                                    613                        466
   ESOP                                       362                        282
   Other non-deductible
     liabilities                            2,024                        813
                                         ----------                  ---------
   Deferred tax assets                      7,979                      5,306
                                         ----------                  ---------

Deferred Tax Liabilities--
   Depreciation                            (1,762)                    (1,105)
   Other                                     (761)                      (739)
                                         ----------                  ---------
   Deferred tax
     liabilities                           (2,523)                    (1,844)
                                         ----------                  ---------
Net Deferred Tax Asset                    $ 5,456                    $ 3,462
                                         ==========                  =========
-----------------------------------------------------------------------------

   The effective tax rate is reconciled to the statutory U.S. Federal Income tax rate as follows--

                                            Year Ended October 31,
                                 ---------------------------------------------
                                  1996               1995               1994
------------------------------------------------------------------------------
U.S. Federal
  statutory rate                  34.0%              34.0%              34.0%
Amortization of
  goodwill                         1.3                 .6                1.4
State income
  taxes, net of
  U.S. federal
  benefit                          3.3                3.9                2.3
Income tax credits
  utilized                        (1.3)              (1.6)              (1.9)
Tax-exempt interest               (2.3)              (1.0)              (3.5)
Market value
  adjustment of
  ESOP shares                      3.1                 .8                  -
Other                              (.2)                .2                2.0
                                 -------            -------            -------
                                  37.9%              36.9%              34.3%
                                 =======            =======            =======

-----------------------------------------------------------------------------

10. RELATED-PARTY TRANSACTIONS:

   The Company has financial consulting agreements with companies affiliated with certain of its directors/shareholders. These agreements provide for aggregate annual fees of $200 per year plus out-of-pocket expenses. These agreements extend through October 1997 and automatically renew for an additional year unless notice of cancellation is given.

   The Company leases an aircraft from a business in which a director and executive officer of the Company is the sole proprietor. For the years ended October 31, 1996, 1995, and 1994, the Company recorded lease expense of $395, $322, and $270, respectively.

   The Company expensed $346, $594, and $97 in the years ended October 31, 1996, 1995, and 1994, respectively, for legal fees to a firm having a member who is also a director of the Company.

11. LEASES:

   The Company has operating leases for its warehousing facilities and certain transportation and office equipment. The total rental expense for the years ended October 31, 1996, 1995 and 1994 was $1,325, $1,118, and $975,
respectively. The future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year as of October 31, 1996 are as follows--
-----------------------------------------------------------------------------

                       Fiscal Year
                      -------------
                          1997                   $1,451
                          1998                    1,192
                          1999                      933
                          2000                      605
                          2001                      416
                         Thereafter                 144

-----------------------------------------------------------------------------

12. INCENTIVE COMPENSATION PLANS:

   The Company has an Incentive Compensation Plan which provides awards to officers and other employees of the Company. Amounts credited to the incentive compensation fund are 8% of monthly operating income, as defined in the Plan, if monthly operating income meets specified levels. Another plan provides three executive officers with a bonus paid on annual net income in excess of the 1985 base income level at a combined rate of 2 1/2 % of the increase. The total amounts charged to expense for all such plans were $1,013, $1,553 and $590 for the years ended October 31, 1996, 1995 and 1994, respectively. Awards from the Incentive Compensation Plan are made to officers and other employees based on both specified percentage participation in the Plan as well as special awards determined at the discretion of the Company's Chairman.

13. EMPLOYEE BENEFIT PLANS:

   Certain of the Company's manufacturing employees are covered by a union-sponsored, collectively bargained, Multiemployer Pension Plan. The Company contributed and charged to expense $277, $248 and $210 for the years ended October 31, 1996, 1995 and 1994, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. At October 31, 1996, the Company had no liability for unfunded vested benefits of this plan.

   The Company sponsors a 401(K) Profit Sharing Plan which covers certain employees not covered by collective bargaining agreements and maintains Deferred Compensation Plans which provide retirement benefits for certain officers. The expense under these plans was $222, $189 and $175 for the years ended October 31, 1996, 1995 and 1994, respectively.

   The Company has an ESOP which covers certain employees not covered by collective bargaining agreements. At October 31, 1996, the ESOP holds 778 shares of the Company's common stock. On April 28, 1993, the ESOP purchased 750 shares of the Company's common stock in a leveraged transaction at a market value of $9.70 per share for a total cost of $7,275. The total cost of the plan for this transaction is being amortized over 15 years. The unamortized cost is reported as Deferred Cost-ESOP in the equity section of the accompanying balance sheets. The ESOP issued a note payable to the Company which will be repaid over 15 years with interest at a variable rate. This note will be repaid from cash contributed to the plan by the Company. The stock will be committed to be released to the eligible employees over 15 years based upon the annual principal and interest payments made by the ESOP on the note payable to the Company. As described in Note 2, the Company adopted SOP 93-6 effective November 1, 1994. Compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. The difference between cost and fair market value of committed to be released common shares, which was $605 in 1996 and $332 in 1995, is recorded in additional paid-in capital. The ESOP shares are summarized as follows -

                                                     October 31,
                                      ---------------------------------------
                                         1996                          1995
-----------------------------------------------------------------------------
Committed to be
  released shares                           157                           123
Unreleased shares                           621                           657
                                       ---------                      --------
Total ESOP shares                           778                           780
                                       =========                      ========
Fair value of
  unreleased
  shares                                $11,023                       $21,681
                                       =========                      ========

-----------------------------------------------------------------------------

   The ESOP expense for the years ended October 31, 1996, 1995 and 1994 was $947, $651 and $297, respectively.

14. ACQUISITION:

   The Company purchased substantially all of the business assets of a foundry in the Southeastern United States engaged in manufacturing components for piping systems for a purchase price of $1,771 effective July 15, 1994. The assets consist primarily of property, plant and equipment and were acquired for cash and a $200 note payable that reduced the cash payment of the purchase price.

15. COMMITMENTS AND CONTINGENT LIABILITIES:

Unusual Non-Recurring Omega Charge
The Company has become aware of installation problems in certain steel pipe systems utilizing Omega(TR) sprinklers. The addition of stop-leak products or the presence of excessive hydrocarbons has been found in certain circumstances to impair the operation of such sprinklers. In order to assess the extent of the problems, the Company has strongly recommended that a sampling of Omega(TR) sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company will review each situation with the building owner and develop an appropriate action plan, as needed.

The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners while working within its sales and warranty policy to maintain customer goodwill. In the fourth quarter of 1996, the Company recorded an unusual non-recurring charge in cost of sales of $3,750 ($2,362 net of tax or $.72 per share) for the estimated costs to be incurred by the Company for this program. The Company will continue to monitor the results of the tests and costs incurred.

Agreements and Contracts
The Company has made certain commitments to build a Company owned manufacturing facility for CPVC pipe and fittings components in Huntsville, Alabama. It is expected that the capital expenditures for this facility and equipment will aggregate $7,500 and is intended to be financed by a long-term obligation. Capital expenditures incurred in fiscal 1996 amounted to $1,300 and are expected to be $2,200 in fiscal 1997 and $4,000 in fiscal 1998. These commitments are for buildings and various machinery and equipment. As of October 31, 1996, the open commitments relating to this facility were approximately $6.2 million for fiscal 1997 and 1998. It is expected that the first phase of the facility will be completed and in operation in fiscal 1997. A second phase will include additional building and machinery and equipment to expand further the Company's productive capacity.

The Company is a party to patent licensing agreements to manufacture and sell certain types of sprinkler devices. Under the terms of the agreements, the Company is required to pay a royalty on net commissioned sales (as defined in the agreements) of the licensed product during the terms of the patents. The expense under these agreements was $323, $417 and $389 for the years ended October 31, 1996, 1995 and 1994, respectively.

The Company has employment contracts with certain officers under which their employment could not be terminated without five years prior notice. The Company also has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market.

Environmental Matters
The Company and approximately thirty other local businesses were notified by the Environmental Protection Agency ("EPA") in August 1991 that they may be a potentially responsible party with respect to a groundwater contamination problem in the vicinity of the Company's primary manufacturing plant in Lansdale, Pennsylvania. The Company has entered into an Administrative Order of Consent for Remedial Investigation/Feasibility Study ("AOC") effective May 19, 1995 with the EPA. Pursuant to the AOC, in 1996 the Company performed certain tests on the Company's property to determine whether any land owned by the Company could be a source of any of the contamination at the site. Based upon such tests, management believes that the Company's operations did not contribute to this contamination problem and the Company has no liability to clean-up this site. Should the EPA mandate the Company's participation in cleanup efforts it is estimated that such costs could range from a minimal amount to $2,700. The Company has not accrued for such cleanup costs.

Summary
The Company, in the normal course of business, is party to various claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these matters as well as the other matters discussed herein will not have a material impact on the Company's financial position or results of operations.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (Unaudited)

                                             (Amounts in thousands, except per share)
                                          ----------------------------------------------
                                             First      Second      Third      Fourth
                                          ----------------------------------------------
1996
Net sales                                  $40,750     $44,801     $49,491   $52,178
Gross profit                                12,281      13,281      14,251    12,412*
Net income                                   1,041       1,265       1,304       153*
Net income per share                           .31         .38         .39       .05*

1995
Net sales                                  $33,714     $37,990     $42,758   $44,387
Gross profit                                10,612      12,258      14,006    14,808
Net income                                   1,448       1,923       2,389     2,698
Net income per share                           .39         .60         .73       .82

1994
Net sales                                  $24,463     $25,766     $30,831   $35,189
Gross profit                                 7,438       8,339       9,049    10,411
Income before cumulative effect of
  accounting change                            424         769       1,188     1,399
Net income                                     662         769       1,188     1,399
Net income per share before cumulative
  effect of accounting change                  .08         .15         .24       .28
Net income per share                           .13         .15         .24       .28


*After unusual non-recurring fourth quarter charge of $3,750 ($2,362 net of tax or $.72 per share).

Note: The total of the individual quarterly net income per common share may not equal the net income per common share for the year due to changes in the number of shares outstanding during the year.

                                                                     SCHEDULE II

                          CENTRAL SPRINKLER CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                        RESERVE FOR DOUBTFUL RECEIVABLES

                             (Amounts in thousands)

                    Balance   Charges                         Balance
                   Beginning    to                            End of
   Year Ended      of Period  Expense  Recoveries  Writeoffs  Period
   ----------      ---------  -------  ----------  ---------  ------

October 31, 1996    $3,813     $1,330      $90        $611     $4,622
                    ======     ======      ===        ====     ======

October 31, 1995    $3,737     $  975      $64        $963     $3,813
                    ======     ======      ===        ====     ======

October 31, 1994    $2,691     $1,467      $89        $510     $3,737
                    ======     ======      ===        ====     ======