Form 10-Q
period 1997-01-31
CENTRAL SPRINKLER CORP
filed 1997-03-14
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------     --------------

Commission file number     0-13940

                          CENTRAL SPRINKLER CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-2328106
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                   451 North Cannon Avenue, Lansdale, PA 19446
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes  X     No
    -----     ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at March 11, 1997
            -----                               -----------------------------
Common Stock, $.01 Par Value                             3,845,637

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                       January 31,   October 31,
                                                          1997           1996
                                                        ---------    -----------
                                                         (Amounts in thousands
                                                            except per share)
ASSETS
Current Assets:
  Cash and cash equivalents                             $     922     $   2,884
  Short-term investments                                   13,367        12,466
  Accounts receivable, less allowance
    for doubtful receivables of $4,996
    in 1997 and $4,622 in 1996                             37,743        38,518
  Inventories                                              47,585        43,414
  Deferred income taxes                                     7,548         7,245
  Prepaid expenses and other assets                           586           610
                                                        ---------     ---------
    Total current assets                                  107,751       105,137
                                                        ---------     ---------

Property, Plant and Equipment                              63,545        60,166
  Less - Accumulated depreciation                         (20,252)      (18,807)
                                                        ---------     ---------
                                                           43,293        41,359
                                                        ---------     ---------
Goodwill, less accumulated amortization of
  $3,326 in 1997 and $3,263 in 1996                         2,696         2,759
                                                        ---------     ---------
Other Assets                                                1,679         1,663
                                                        ---------     ---------
                                                        $ 155,419     $ 150,918
                                                        =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                 $  39,549     $  34,390
  Current portion of long-term debt                         3,847         3,850
  Accounts payable                                         19,697        19,993
  Accrued expenses                                          8,844        10,388
  Accrued income taxes                                      1,665           994
                                                        ---------     ---------
    Total current liabilities                              73,602        69,615
                                                        ---------     ---------

Long-Term Debt                                             23,582        24,674
                                                        ---------     ---------
Other Noncurrent Liabilities                                  419           448
                                                        ---------     ---------
Deferred Income Taxes                                       1,910         1,789
                                                        ---------     ---------

Shareholders' Equity:
  Common stock, $.01 par value; shares
    authorized - 15,000; issued -
    5,568 in 1997 and 5,474 in 1996                            56            55
  Additional paid-in capital                               30,686        29,763
  Retained earnings                                        48,001        46,702
  Cumulative translation adjustments                            1            (7)
  Deferred cost - Employee Stock Ownership
    Plan ("ESOP")                                          (5,929)       (6,018)
                                                        ---------     ---------
                                                           72,815        70,495

Less - Common stock in treasury, at
  cost - 1,722 shares in 1997 and
  1,680 shares in 1996                                  (16,909)      (16,103)
                                                        ---------     ---------
                                                           55,906        54,392
                                                        ---------     ---------
                                                        $ 155,419     $ 150,918
                                                        =========     =========
See accompanying notes to financial statements

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             January 31,
                                                        1997             1996
                                                      --------         --------
                                                        (Amounts in thousands,
                                                          except per share)

Net Sales                                             $ 48,180         $ 40,750

Cost of Sales                                           33,095           28,469
                                                      --------         --------

      Gross profit                                      15,085           12,281
                                                      --------         --------

Operating Expenses:

  Selling, general
    and administrative                                  10,519            8,843

  Research and development                               1,510            1,210
                                                      --------         --------

                                                        12,029           10,053
                                                      --------         --------

      Operating income                                   3,056            2,228

Interest Expense (Income):

  Interest expense                                       1,111              672

  Interest income                                         (124)            (127)
                                                      --------         --------

                                                           987              545
                                                      --------         --------

      Income before income taxes                         2,069            1,683

Income Taxes                                               770              642
                                                      --------         --------


Net Income                                            $  1,299         $  1,041
                                                      ========         ========


Net Income Per Common Share                           $    .39         $    .31
                                                      ========         ========




See accompanying notes to financial statements

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                               January 31,
                                                            1997         1996
                                                          --------     --------
                                                         (Amounts in thousands)

Operating activities:
  Net income                                              $  1,299     $  1,041
  Noncash items included in income:
    Depreciation and amortization                            1,508        1,001
    Deferred income taxes                                     (182)        (161)
    Deferred costs                                             172          259
  Decrease (increase) in -
    Accounts receivable, net                                   775        1,155
    Inventories                                             (4,171)      (2,894)
    Prepaid expenses and other assets                           24          136
  Increase (decrease) in -
    Accounts payable                                          (296)      (1,493)
    Accrued expenses                                        (1,544)        (548)
    Accrued income taxes                                       671          292
                                                          --------     --------

Cash used for operating activities                          (1,744)      (1,212)
                                                          --------     --------

Investing activities:
  Acquisition of property, plant and equipment              (3,379)      (4,701)
  Sales of short-term investments                            1,800        3,316
  Purchases of short-term investments                       (2,701)      (3,844)
  Other long-term assets                                       (16)        (373)
                                                          --------     --------

Cash used for investing activities                          (4,296)      (5,602)
                                                          --------     --------

Financing activities:
  Short-term borrowings, net                                 5,159       (1,533)
  Proceeds from long-term debt                                --         11,000
  Proceeds from exercised stock options                          6           34
  Tax benefits from exercised stock options                   --             12
  Repayments of long-term debt                              (1,095)      (1,105)
  Other - net                                                    8          (14)
                                                          --------     --------

Cash provided by financing activities                        4,078        8,394
                                                          --------     --------

(Decrease) increase in cash and cash equivalents            (1,962)       1,580

Cash and cash equivalents at beginning of period             2,884        2,025
                                                          --------     --------

Cash and cash equivalents at end of period                $    922     $  3,605
                                                          ========     ========


See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)




                                                Three Months Ended
                                                   January 31,
                                                 1997        1996
                                                 ----        ----
                                              (Amounts in thousands)


Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                 $ 864      $  839
                                                 =====      ======

Income taxes                                     $ 281      $  511
                                                 =====      ======

Interest income                                  $(125)     $ (165)
                                                 =====      ======









See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except per share)

(1)  Basis of Presentation:

         The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

(2)      Inventories:

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                     January 31,   October 31,
                                        1997          1996
                                     -----------   -----------
Raw Materials and Work in Process      $14,506      $12,957
Finished Goods                          33,079       30,457
                                       -------      -------
                                       $47,585      $43,414
                                       =======      =======

(3)      Earnings Per Common Share:

         Earnings per common share are computed using the weighted average number of shares of common stock and commmon stock equivalents outstanding (dilutive stock options) during the period (3,344 and 3,352 for the three month periods ended January 31, 1997 and 1996, respectively). Unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing earnings per share. In the first quarter of fiscal 1997 and fiscal 1996, 618 and 654 unreleased ESOP shares were excluded from the average number of common shares outstanding.

(4)      Unusual Non-Recurring Omega TM charge

         In the fourth quarter of 1996, the Company recorded an unusual non-recurring charge in cost of sales of $3,750 ($2,362 net of tax or $.72 per share) for the estimated costs to be incurred by the Company in connection with the Omega TM installation problems. In fiscal 1996, the Company became aware of installation problems in certain steel pipe systems utilizing Omega TM sprinklers. The addition of stop-leak products or the presence of excessive hydrocarbons has been found in certain circumstances to impair the operation of such sprinklers. In order to assess the extent of the problems, the Company has strongly recommended that a sampling of Omega TM sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company will review each situation with the building owner and develop an appropriate action plan, as needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners while working within its sales and warranty policy to maintain customer goodwill. The Company continues to monitor the results of the tests and costs incurred.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the first quarter of fiscal 1997 increased 18.2% to $48,180. Such sales were $7,430 greater than the $40,750 recorded in the first quarter of fiscal 1996. The new construction market and the retrofit of existing buildings drive the worldwide demand for the Company's fire sprinklers and related products. The growth in sales in the first fiscal quarter of 1997 from the comparable period in 1996 is due to a continuing strong market demand for fire sprinkler products, the strong market share held by the Company and unit sales increases in several fire sprinkler system products. The Company's continuing programs to develop and expand production and marketing of products have continued to increase sales. The glass bulb fire sprinkler models continue to lead the Company's sprinkler sales gains. The Company also experienced strong sales gains in valves, CPVC pipe and fittings and grooved fittings. Sales increases were realized throughout the U.S. and in international markets. The Company continues to experience more competitive conditions in the sprinkler market through increased price competition which has depressed sales prices. The Company's sales level in the first quarter of fiscal 1996 was unfavorably impacted by harsher weather conditions in many parts of the

United States which slowed construction activity and demand for Company products. Sales were also unfavorably impacted in the first quarter of 1996 by construction and expansion delays limiting production at the Company's grooved fittings facility.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, for the first quarter of fiscal 1997 increased 16.2% to $33,095. Cost of sales were $4,626 greater than the $28,469 in the same fiscal 1996 quarter. The increase in cost of sales is due to increased costs of manufacturing related to the higher sales volume. The Company's cost of sales for the first quarter of fiscal 1997 was 68.7% of net sales compared to 69.9% of net sales for the first quarter of fiscal 1996. This resulted in a gross margin percentage of 31.3% in the first quarter of fiscal 1997 compared to 30.1% in the first fiscal quarter of 1996. The primary reason for the increase in the gross profit margin percentage was the increased levels of production at the grooved fittings facility in Alabama as compared to a virtual shut-down of the manufacturing facility in the first fiscal quarter of 1996 due to its reconstruction and expansion. The increased production levels reduced the unabsorbed fixed overhead costs in the first quarter of fiscal 1997 as compared to the same period of the prior year. The fiscal 1997 first quarter gross margin percentage was negatively impacted by lower sales prices due to increased price competition. Also impacting the gross margin percentage were increased costs of manufacturing, primarily raw materials and labor.

Operating Expenses. Operating expenses for the first quarter of fiscal 1997 increased 19.7% from the first quarter of fiscal 1996. Total operating expenses increased $1,976 to $12,029 for the first quarter of fiscal 1997 compared to $10,053 for the same period for fiscal 1996. Operating expenses were 25.0% of net sales in the first fiscal quarter of 1997 as compared to 24.7% in the same period in fiscal 1996. Selling, general and administrative expenses increased 19.0%, or $1,676, from the first fiscal quarter of 1996. The primary increase in selling, general and administrative expenses were selling and distribution expenses which increased 27.2%, or $1,742, from the first quarter of fiscal 1996. The higher expenses are due to the increase in sales volume and the expansion of distribution operations to better serve existing and new customers in the U.S. and internationally with expanded product lines. The Company also opened new sales locations in Hong Kong and China late in fiscal 1996. General and administrative expenses in the first fiscal period of 1997 decreased 2.7%, or $66, from the comparable period in fiscal 1996. Legal costs were $263 lower in the first fiscal quarter of 1997 from the comparable period in 1996 primarily due to significant costs incurred to protect patents on several products in the prior year period. Research and development expenses increased 24.8%, or $300, to $1,510 in the first fiscal quarter of 1997 as compared to the same period in fiscal 1996. The Company continues its high degree of emphasis on research and development in the development of innovative new products and to improve and expand product lines. The increase is due to higher personnel and outside expenses for development and testing.

Interest Expense (Income). Interest expense of $1,111 was incurred in the first fiscal quarter of 1997 compared to interest expense of $672 in the comparable quarter of fiscal 1996. The higher interest expense was due to the overall increase in debt. Short and long-term debt totalled $66,978 at January 31, 1997 as compared to $53,753 at January 31, 1996. The additional debt was required to finance the increased growth in the Company's business, principally in manufacturing capital expenditures and increased accounts receivable and inventories. The Company capitalized $180 of interest cost in the first quarter of fiscal 1996. No interest was capitalized in the first fiscal quarter of 1997. Interest income for the three months ended January 31, 1997 and 1996 was $124 and $127, respectively. A higher average investment balance in fiscal 1997 was offset by lower interest income rates.

Income Taxes. The Company's effective tax rate for the first quarter of fiscal 1997 was 37.2% compared to 38.1% in the comparable period of 1996. The decrease in the overall effective income tax rate includes an increase in anticipated federal income tax credits.

Seasonal Aspects of Business. The Company's sales are affected by seasonal factors and the weather as well as the level of new construction activity, remodeling and retrofitting of older properties in the industrial, commercial, residential and institutional real estate markets. The Company's sales tend to increase the most when there is a high level of new construction activity in all such real estate markets. In addition, as a result of relatively higher levels of new construction during the warmer spring and summer months, the demand for sprinkler system components tends to be greater during the summer and fall than during other seasons.

                               FINANCIAL CONDITION
                  January 31, 1997 Compared to October 31, 1996

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments were $14,289 as of January 31, 1997 as compared to $15,350 at October 31, 1996. This decrease was a result of normal fluctuation in operations.

Inventories. Inventories were $47,585 at January 31, 1997 as compared to $43,414 at October 31, 1996. The $4,171 increase in inventories was comprised of $1,549 in raw materials and work in process and an increase of $2,622 in finished goods. The increase in raw materials and work in process was primarily due to increased material requirements to meet the product demand. The increase in finished goods was also due to an anticipation of a continued strong demand for fire sprinkler system products. In particular, the Company is producing and stocking new lines of grooved fittings products.

Property, Plant and Equipment. The Company's property, plant and equipment rose by $3,379 to $63,545 at January 31, 1997. The increase is due to expanding manufacturing capabilities for fire sprinklers and associated components, grooved fittings product lines and the ongoing construction of a Company owned manufacturing facility for CPVC plastic pipe and fittings in Huntsville, Alabama.

Total Debt. The Company's total debt increased to $66,978 at January 31, 1997 compared to $62,914 at October 31, 1996. The additional borrowings of $4,064 were used primarily to fund capital expenditures and finance increased working capital needs as a result of the Company's growth. The funds were borrowed under the Company's lines of credit from banks and under a new construction loan obtained in December 1996. The ongoing construction of the Company owned manufacturing facility for the production of CPVC plastic pipe and fittings has been financed through the new short-term construction loan. The Company's intent is to re-finance this short-term loan with long-term debt upon completion of the facility.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash flow from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion. In the first fiscal quarter of 1997, the available borrowings under the Company's lines of credit was increased by $5,000. At January 31, 1997, the Company has approximately $5,200 of available borrowing capacity under its lines of credit.

Cash used for operating activities in the first quarter of fiscal 1997 was $1,744 as compared to $1,212 in the same period of 1996. Net income plus non-cash items generated $2,797 of cash in the first fiscal quarter of 1997 as compared to $2,140 in the first fiscal quarter of 1996. The increase was due to higher net income and increased depreciation expense. Cash used for working capital purposes increased to $4,541 in the first fiscal quarter of 1997 from $3,352 in the same period of 1996 primarily due to increased levels of inventories. Increases in sales volume will continue to require the use of operating cash flow to support increased levels of working capital.

Cash used in investing activities was $4,296 in the first fiscal quarter of 1997 as compared to $5,602 in the comparable 1996 period. The primary use of cash was for the acquisition of property, plant and equipment during these periods. These capital expenditures were primarily for buildings, building improvements and machinery and equipment to expand the manufacturing capacity and improve the operations for the Company's various product lines. The capital expenditures in the first fiscal quarter of 1997 included the ongoing construction of the Company's CPVC plastic pipe and fittings facility. The capital expenditures in the first fiscal quarter of 1996 included the reconstruction and expansion of the grooved fittings facility in Alabama. In the first fiscal quarter of 1997, a net amount of $901 was used to purchase additional short-term investments.

Cash provided by financing activities in the first fiscal quarter of 1997 was $4,078 as compared to $8,394 in the comparable prior year period. The primary source of cash in the first fiscal quarter of 1997 was additional borrowings of $5,159 under the Company's lines of credit and the new construction loan. In the first fiscal quarter of 1996, short-term borrowings decreased by $1,533 as a result of the Company's issuance of long-term debt. In November 1995, the Company received proceeds of $11,000 from the issuance of Industrial Revenue Bonds ("IRB's"). At October 31, 1995, $11,000 of short-term borrowings had been classified as long-term debt based upon the issuance of these IRB's. The borrowings in the current and prior fiscal quarters were needed to finance the increased growth in the Company's business, including capital expenditures and working capital.

The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years with such purchases and the Company intends to continue this policy in the future. The Company has commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company has made certain commitments to build a Company owned manufacturing facility for CPVC pipe and fittings components in Huntsville, Alabama. It is expected that the capital expenditures for this facility and equipment will aggregate $7,500 of which $2,200 was incurred as of January 31, 1997. It is expected that $1,300 will be incurred in the remainder of fiscal 1997 and $4,000 is expected to be incurred in fiscal 1998. It is anticipated that the first phase of the facility will be completed and in operation in the second fiscal quarter of 1997.

The Company's cash, cash equivalents and short-term investments, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations and to fund programs necessary for future growth and expansion.

In the fourth quarter of fiscal 1996, the Company recorded an unusual non-recurring charge of $3,750 resulting from the program announced by the Company to encourage customers to test and possibly replace some Omega TM sprinklers that have been exposed to harmful substances in certain installations (See Footnote #4 of the Notes to Consoliated Financial Statements).

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the potential market and uses for the Company's sprinklers and other products, expansion plans, the effects of competition on the structure of the markets in which the Company competes, operating performance and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statments as a result of various factors, including without limitation, those discussed elsewhere in this document.


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The following data summarizes the Annual Meeting highlights:

         (a) The Annual Meeting of Shareholders of the Company was held at the Company's offices in Lansdale, Pennsylvania on March 7, 1997. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         (b) At the Annual Meeting, shareholders re-elected the board of directors to one-year terms and until their successors are elected and qualified.

         (c) The shareholders approved the Central Sprinkler Corporation 1996 Equity Compensation Plan.

                                 Number of Votes

                  For             Against           Abstain
               ---------          -------           -------

               2,032,199          885,972            4,012

         (d) The shareholders ratified the appointment of Arthur Andersen LLP as indeptndent auditors for the Company for fiscal year ending October 31, 1997.

                                 Number of Votes

                  For             Against           Abstain
               ---------          -------           -------

               3,338,838           5,212             11,774



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following Exhibits are filed as an Exhibit and attached as follows:

             10 (a) Amendments to Term Loan Agreement between Central Sprinkler Company and First Union National Bank, including exhibits and amendments thereto (pages 16-23 in the sequential numbering system)

             10 (b) Amendments to Term Loan Agreement between Central Sprinkler Company and CoreStates Bank, N.A., including exhibits and amendments thereto (pages 24-32 in the sequential numbering system)

             10 (c) Amendments to Letter of Credit and Reimbursement Agreement between Central Sprinkler Company and First Union National Bank, including exhibits and amendments thereto (pages 33-40 in the sequential numbering system)

             11 -- Computation of Earnings Per Common Share (page 41 in the sequential numbering system)

    (b)  Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       CENTRAL SPRINKLER CORPORATION
                                    -----------------------------------
                                            (Registrant)




                                         /s/ George G. Meyer
                                    -----------------------------------
                                            George G. Meyer
                                        Chief Executive Officer

DATE:    March 14, 1997


                                         /s/ Albert T. Sabol
                                    -----------------------------------
                                            Albert T. Sabol
                                         Vice President-Finance
                                        (Principal Financial and
                                         Accounting Officer)