Form 10-Q
period 1997-04-30
CENTRAL SPRINKLER CORP
filed 1997-06-13
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        April 30, 1997
                               ----------------------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ----------------

Commission file number     0-13940
                      -------------------

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

Yes  X     No
   ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at June 6, 1997
            -----                  ---------------------------
Common Stock, $.01 Par Value              3,845,637

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                       April 30,     October 31,
                                                         1997           1996
                                                       ---------      ----------
                                                        (Amounts in thousands
                                                           except per share)
ASSETS
Current Assets:
   Cash and cash equivalents                           $   2,792      $   2,884
   Short-term investments                                 14,074         12,466
   Accounts receivable, less allowance
       for doubtful receivables of $5,223
       in 1997 and $4,622 in 1996                         43,828         38,518
   Inventories                                            49,513         43,414
   Deferred income taxes                                   7,577          7,245
   Prepaid expenses and other assets                         625            610
                                                       ---------      ---------
      Total current assets                               118,409        105,137
                                                       ---------      ---------

Property, Plant and Equipment                             67,884         60,166
   Less - Accumulated depreciation                       (21,819)       (18,807)
                                                       ---------      ---------
                                                          46,065         41,359
                                                       ---------      ----------
Goodwill, less accumulated amortization of
   $3,389 in 1997 and $3,263 in 1996                       2,633          2,759
                                                       ---------      ---------
Other Assets                                               1,618          1,663
                                                       ---------      ---------
                                                       $ 168,725      $ 150,918
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings                               $  39,000      $  34,390
   Current portion of long-term debt                       3,349          3,850
   Accounts payable                                       25,116         19,993
   Accrued expenses                                        9,782         10,388
   Accrued income taxes                                      986            994
                                                       ---------      ---------
     Total current liabilities                            78,233         69,615
                                                       ---------      ---------

Long-Term Debt                                            30,009         24,674
                                                       ---------      ---------
Other Noncurrent Liabilities                                 383            448
                                                       ---------      ---------
Deferred Income Taxes                                      1,921          1,789
                                                       ---------      ---------

Shareholders' Equity:
   Common stock, $.01 par value; shares
       authorized - 15,000; issued -
       5,568 in 1997 and 5,474 in 1996                        56             55
   Additional paid-in capital                             30,821         29,763
   Retained earnings                                      50,159         46,702
   Cumulative translation adjustments                       (110)            (7)
   Deferred cost - Employee Stock Ownership
    Plan ("ESOP")                                         (5,838)        (6,018)
                                                       ---------      ---------
                                                          75,088         70,495

   Less - Common stock in treasury, at
    cost - 1,722 shares in 1997 and
    1,680 shares in 1996                                 (16,909)       (16,103)
                                                       ---------      ----------
                                                          58,179         54,392
                                                       ---------      ---------
                                                       $ 168,725      $ 150,918
                                                       =========      =========

See accompanying notes to financial statements

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                          April 30,                         April 30,
                                                                   1997              1996              1997             1996
                                                                 -------           -------           -------          -------
                                                                                   (Amounts in thousands,
                                                                                     except per share)
Net Sales                                                        $53,873           $44,801          $102,053          $85,551

Cost of Sales                                                     36,721            31,520            69,816           59,989
                                                                 -------           -------           -------          -------

      Gross profit                                                17,152            13,281            32,237           25,562
                                                                 -------           -------           -------          -------
Operating Expenses:

  Selling, general
    and administrative                                            10,955             9,303            21,474           18,146

  Research and development                                         1,682             1,326             3,192            2,536
                                                                 -------           -------           -------          -------

                                                                  12,637            10,629            24,666           20,682
                                                                 -------           -------           -------          -------

      Operating income                                             4,515             2,652             7,571            4,880
                                                                 -------           -------           -------          -------

Interest Expense (Income):

  Interest expense                                                 1,222               726             2,309            1,398

  Interest income                                                   (146)             (100)             (246)            (227)
                                                                 -------           -------           -------          -------

                                                                   1,076               626             2,063            1,171
                                                                 -------           -------           -------          -------
      Income before income taxes                                   3,439             2,026             5,508            3,709

Income Taxes                                                       1,281               761             2,051            1,403
                                                                 -------           -------           -------          -------

Net Income                                                       $ 2,158           $ 1,265           $ 3,457          $ 2,306
                                                                 =======           =======           =======          =======

Net Income Per Common Share                                      $   .64           $   .38           $  1.03          $   .69
                                                                 =======           =======           =======          =======

See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Six Months Ended
                                                                  April 30,
                                                            1997         1996
                                                         --------      ---------
                                                          (Amounts in thousands)
Operating activities:
  Net income                                             $  3,457      $  2,306
  Noncash items included in income:
    Depreciation and amortization                           3,138         2,089
    Deferred income taxes                                    (200)           29
    Deferred costs                                            362           510
  Decrease (increase) in -
    Accounts receivable, net                               (5,310)       (1,519)
    Inventories                                            (6,099)       (3,379)
    Prepaid expenses and other assets                         (15)           45
  Increase (decrease) in -
    Accounts payable                                        5,123         2,323
    Accrued expenses                                         (606)          176
    Accrued income taxes                                       (8)         (639)
                                                         --------      --------

Cash (used for) provided by operating activities             (158)        1,941
                                                         --------      --------

Investing activities:
  Acquisition of property, plant and equipment             (7,718)       (9,544)
  Sales of short-term investments                           2,000         5,616
  Purchases of short-term investments                      (3,608)       (6,748)
  Other - net                                                  45          (743)
                                                         --------      --------
Cash used for investing activities                         (9,281)      (11,419)
                                                         --------      --------

Financing activities:
  Short-term borrowings, net                               11,110         2,553
  Proceeds from long-term debt                               --          11,000
  Proceeds from exercised stock options                         6            27
  Tax benefits from exercised stock options                  --               9
  Repayments of long-term debt                             (1,666)       (1,694)
  Other - net                                                (103)          (27)
                                                         --------      --------
Cash provided by financing activities                       9,347        11,868
                                                         --------      ---------
(Decrease) increase in cash and cash equivalents              (92)        2,390

Cash and cash equivalents at beginning of period            2,884         2,025
                                                         --------      --------

Cash and cash equivalents at end of period               $  2,792      $  4,415
                                                         ========      ========

See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)


                                                             Six Months Ended
                                                                 April 30,
                                                           1997          1996
                                                         -------       --------
                                                         (Amounts in thousands)


Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                         $ 1,946        $ 1,608
                                                         =======        =======

Income taxes                                             $ 2,259        $ 2,013
                                                         =======        =======

Interest income                                          $  (240)       $  (261)
                                                         =======        =======

Supplemental schedule of non-cash
  investing and financing activities:-

Refinancing of short-term borrowings
  with long-term debt                                    $ 6,500           --
                                                         =======        =======


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

(2) Inventories:
    ------------

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                            April 30,    October 31,
                                              1997          1996
                                            -------      -------
Raw Materials and Work in Process           $14,436      $12,957
Finished Goods                               35,077       30,457
                                            -------      -------
                                            $49,513      $43,414
                                            =======      =======
(3) Net Income per Common Share:
    ----------------------------

         Net Income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) during the period (3,350 and 3,360 for the three month periods ended April 30, 1997 and 1996, respectively); (3,347 and 3,357 for the six-month periods ended April 30, 1997 and 1996, respectively). Unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing earnings per share. For the six-months ended April 30, 1997 and 1996, 613 and 649 unreleased ESOP shares were excluded from the average number of common shares outstanding.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share (EPS) calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of proforma EPS amounts are required. Proforma basic EPS and diluted EPS for the six months ended April 30, 1997 would have been $1.07 and $1.03, respectively, and for the three months ended April 30, 1997 would have been $.67 and $.64, respectively. Proforma basic EPS and diluted EPS for the six months ended April 30, 1996 would have been $.73 and $.69, respectively, and for the three months ended April 30, 1996 would have been $.40 and $.38, respectively.

(4) Debt
    ----

         At April 30, 1997, $6,500 of short-term borrowings are classified as long-term debt based on the Company obtaining a Term Loan on May 30, 1997. The Term Loan maturity is the earlier of May 31, 2000 or conversion of the Loan to an Industrial Revenue Bond. The Term Loan bears interest at a variable rate, which was 5.69% at the date of issuance, with interest payable quarterly.

(5) Unusual Non-Recurring Omegatm charge
    ------------------------------------

         In the fourth quarter of 1996, the Company recorded an unusual non-recurring charge in cost of sales of $3,750 ($2,362 net of tax or $.72 per share) for the estimated costs to be incurred by the Company in connection with Omegatm installation problems. In fiscal 1996, the Company became aware of installation problems in certain steel pipe systems utilizing Omegatm sprinklers. The addition of stop-leak products or the presence of excessive hydrocarbons has been found in certain circumstances to impair the operation of such sprinklers. In order to assess the extent of the problems, the Company has strongly recommended that a sampling of Omegatm sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company will review each situation with the building owner and develop an appropriate action plan, as needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners while working within its sales and warranty policy to maintain customer goodwill. The Company continues to monitor the results of the tests and costs incurred. As of April 30, 1997, the Company is involved in several governmental and other regulatory authority inquiries into the Omegatm situation. The Company is providing the authorities with information regarding the Omega(TM) and the Company's action plan.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the second quarter of fiscal 1997 increased 20.2% to $53,873. Such sales were $9,072 greater than the $44,801 recorded in the second quarter of fiscal 1996. Net sales for the first six months of fiscal 1997 were $102,053, 19.3% greater than the sales for the comparable six-month period of fiscal 1996. The sales increases for both the three-month and six-month periods of fiscal 1997 are the result of a continuing strong market demand for fire sprinkler products, unit sales increases across virtually all fire sprinkler system products, and new fire sprinkler and fittings products. The new construction market and the retrofit of existing buildings drive the worldwide demand for the Company's fire sprinklers and related products. The Company's continuing programs to develop and expand production and marketing of products have continued to increase sales. The Company believes that the strong construction market will continue throughout fiscal 1997. The Glass Bulb and Optimatm fire sprinkler models continue to lead the Company's sprinkler sales gains. The Company also experienced significant sales gains in valves, CPVC pipe and fittings and grooved fittings. Sales increases were realized throughout the U.S. Sales in international markets for the six months ended April 30, 1997 were comparable to the same period of the prior year. The Company continues to experience more competitive conditions worldwide in the sprinkler market through stiff price competition which has depressed sales prices. The Company's sales level in the second quarter of fiscal 1996 and for the six months ended April 30, 1996 were unfavorably impacted by harsher weather conditions in many parts of the United States which slowed construction activity and demand for Company products. Sales were also unfavorably impacted in both the three- and six-month periods ended April 30, 1996 by construction and expansion delays limiting production at the Company's grooved fittings facility.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, increased 16.5% and 16.4% for the three-month and six-month periods ended April 30, 1997, respectively, over the same periods for fiscal 1996. The increase in cost of sales is due to increased costs of manufacturing related to the higher sales volume. The Company's cost of sales for the second quarter of fiscal 1997 was 68.2% of net sales, as compared to 70.4% for the second quarter of fiscal 1996. This resulted in a gross margin percentage of 31.8% in the second quarter of fiscal 1997 compared to 29.6% in the second quarter of fiscal 1996. For the first six months of fiscal 1997, the gross margin percentage was 31.6% of net sales compared to 29.9% for the same period of fiscal 1996.

The gross profit margin percentages for the second quarter and the first six months of fiscal 1997 increased primarily due to increased levels of production at the grooved fittings facility in Alabama as compared to a virtual shut-down of the manufacturing facility in the first and part of the second fiscal quarters of 1996 due to its reconstruction and expansion. The increased production levels reduced the unabsorbed fixed overhead costs in the first and second quarters of fiscal 1997 as compared to the same periods of the prior year. The gross margin percentage for three- and six-month periods ended April 30, 1997 was negatively impacted by lower sales prices due to inceased price competition. Also impacting the gross margin percentage were increased costs of manufacturing, primarily raw materials, labor, and overhead.

Operating Expenses. Operating expenses for the second quarter of fiscal 1997 increased 18.9%, or $2,008, to $12,637 from the second quarter of fiscal 1996. Total operating expenses increased 19.3%, or $3,984, to $24,666 for the six months ended April 30, 1997 compared to $20,682 for the same period for fiscal 1996. Operating expenses were 23.5% and 24.2% of net sales for the three- and six-month periods ended April 30, 1997 compared to 23.7% and 24.2% for the comparable periods of the prior year. Selling, general and administrative expenses increased 17.8% and 18.3% for the three- and six-month periods ended April 30, 1997 compared to the same periods of the prior year. The increase in selling, general and administrative expenses was due to increased selling and distribution expenses of 21.6% and 24.3% for the three- and six-months ended April 30, 1997 compared to the same period of the prior year. These were due to the increase in sales volume and the expansion of distribution operations to better serve existing and new customers in the U.S. and internationally with expanded product lines. The Company also opened new sales locations in Hong Kong and China late in fiscal 1996. General and administrative expenses in the second fiscal quarter and six months ended April 30, 1997 increased 6.0% and 1.5%, respectively, from the same periods for the prior year. The increase in general and administrative expenses in the second fiscal quarter of 1997 as compared to the same period of the prior year was due to a higher number of personnel to support the Company's growth, which was partially offset by lower Employee Stock Ownership Plan ("ESOP") costs. ESOP costs were lower due to the lower average stock price in the 1997 periods as compared to the prior year periods. The increase in general and administrative expenses for the six-months ended April 30, 1997 as compared to the same period of the prior year was due to a higher number of personnel, which was offset by lower ESOP costs and lower legal costs. Legal costs were high in the prior year period due to significant costs incurred to protect patents on several products. Research and development expenses increased 26.8%, or $356, to $1,682 in the second fiscal quarter of 1997 as compared to the same period in fiscal 1996. The research and development expenses for the six months ended April 30, 1997 increased 25.9%, or $656, to $3,192 from the comparable period in fiscal 1996. The increase in research and development expense is due to higher personnel and outside expenses for development and testing.

Interest Expense (Income). Interest expense of $1,222 and $2,309 was incurred in the three-month and six-month periods ending April 30, 1997, respectively, compared to interest expense of $726 and $1,398 for the same periods of fiscal 1996. For the three-month and six-month periods ended April 30, 1996, the Company capitalized $110 and $290, respectively, of interest costs relating to the grooved fittings manufacturing facility expansion and construction. No interest was capitalized in the first six months of fiscal 1997. The higher interest expense was due to the overall increase in debt. Short and long-term debt totalled $72,358 at April 30, 1997 as compared to $57,250 at April 30, 1996. The additional debt was required to finance the increased growth in the Company's business, principally in manufacturing capital expenditures and increased accounts receivable and inventories. Interest income for the three- and six-month periods ended April 30, 1997 was $146 and $246, respectively, compared to $100 and $227 for the same periods ended April 30, 1996. A higher average investment balance in fiscal 1997 was partially offset by lower interest income rates.

Income Taxes. The Company's effective income tax rate for the second quarter of fiscal 1997 was 37.2% compared to 37.6% in the comparable period of 1996. For the six-month period of fiscal 1997, the effective income tax rate was 37.2% compared to 37.8% in the comparable period in 1996. The decrease in the overall effective income tax rate for the three-and six-months ended April 30, 1997 includes an increase in anticipated federal income tax credits.

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

                               FINANCIAL CONDITION
                   April 30, 1997 Compared to October 31, 1996

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $16,866 as of April 30, 1997 as compared to $15,350 at October 31, 1996. The increase was a result of normal fluctuations in operations.

Inventories. Inventories totaled $49,513 at April 30, 1997 as compared to $43,414 at October 31, 1996. The $6,099 increase in inventories was comprised of an increase of $1,479 in raw materials and work in process and an increase of $4,620 in finished goods. The increase in raw materials and work in process was due primarly to increased material requirements to meet the product demand. The increase in finished goods was due in part to an anticipation of a continued strong demand for fire sprinkler system products. In addition, the Company is producing and stocking new lines of grooved fittings products.

Property, Plant and Equipment. The Company's property, plant and equipment rose by $7,718 to $67,884 at April 30, 1997. The increase is due to expanding manufacturing capabilities for fire sprinklers and associated components, grooved fittings product lines and the construction of a Company owned manufacturing facility in Huntsville, Alabama. The CPVC facility in Huntsville was substantially completed as of April 30, 1997 and production was moved into this new facility during the end of April and early May 1997.

Total Debt. The Company's total debt increased to $72,358 at April 30, 1997 as compared to $62,914 at October 31, 1996. The additional borrowings of $9,444 were used primarily to fund capital expenditures and finance increased working capital needs as a result of the Company's growth. The funds were borrowed under the Company's lines of credit from banks and under a new short-term construction loan obtained in December 1996. On May 30, 1997, the Company obtained a $7,500 secured term loan with a maturity of the earlier of May 31, 2000 or conversion of the loan to an Industrial Revenue Bond. The term loan bears interest at a variable rate, which was 5.69% at the date of issuance, with interest payable quarterly. The term loan is secured by fixed assets of the CPVC plastic pipe and fittings manufacturing facility. At April 30, 1997, $6,500 of short-term borrowings are classified as long-term debt based upon the Company's obtaining the new term loan. The proceeds of $7,500 were used to repay a $3,500 short-term construction loan, repay $3,000 of demand loans, and the balance for working capital needs.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion. At April 30, 1997, the Company had approximately $2,200 of available borrowing capacity under its lines of credit.

Cash used for operating activities in the first six months of fiscal 1997 was $158 as a compared to cash provided by operating activities of $1,941 in the same period of 1996. Net income plus non-cash items generated $6,757 of cash in the first six months of fiscal 1997 as compared to $4,934 in the first six months of fiscal 1996. The increase was due to higher net income and increased depreciation expense.

Cash used for working capital purposes increased to $6,915 in the six months ended April 30, 1997 from $2,993 in the same period of 1996 primarily due to increased levels of accounts receivable and inventories. Increases in sales volume will continue to require the use of operating cash flow to support increased levels of working capital. Cash used for investing activities was $9,281 in the six months ended April 30, 1997 as compared to $11,419 in the comparable 1996 period. The primary use of cash was for the acquisition of property, plant and equipment during these periods. These capital expenditures were primarily for buildings, building improvements and machinery and equipment to expand the manufacturing capacity and improve the operations for the Company's various product lines. The capital expenditures in the first six months of fiscal 1997 included the construction of the Company's CPVC plastic pipe and fittings facility. The capital expenditures in the first six months of fiscal of 1996 included the reconstruction and expansion of the grooved fittings facility in Alabama. In the six months ended April 30, 1997, a net amount of $1,608 was used to purchase additional short-term investments compared to $1,132 in the comparable prior year period.

Cash provided by financing activities in the six months ended April 30, 1997 was $9,347 as compared to $11,868 in the comparable prior year period. The primary source of cash in the six months ended April 30, 1997 was additional borrowings of $11,109 under the Company's lines of credit and a new short-term construction loan. In the six months ended April 30, 1996, short-term borrowings increased by $2,553. In November 1995, the Company received proceeds of $11,000 from the issuance of Industrial Revenue Bonds ("IRB's"). At October 31, 1995, $11,000 of short-term borrowings had been classified as long-term debt based upon the issuance of these IRB's. The borrowings in the current and prior fiscal quarters were needed to finance the increased growth in the Company's business, including capital expenditures and working capital.

The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years with such purchases and the Company intends to continue this policy in the future. The Company has commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts. The Company has built a Company owned manufacturing facility for CPVC pipe and fittings components in Huntsville, Alabama. The estimated capital expenditures for this facility and equipment are expected to aggregate $7,500 of which approximately $3,500 was incurred as of April 30, 1997. It is expected that $4,000 will be incurred in fiscal 1998. The first phase of the facility was virtually complete as of April 30, 1997 and production commenced at this new facility in early May 1997.

The Company's cash, cash equivalents and short-term investments, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations and to fund programs necessary for future growth and expansion.

In the fourth quarter of fiscal 1996, the Company recorded an unusual non-recurring charge of $3,750 resulting from the program announced by the Company to encourage customers to test and possibly replace some Omegatm sprinklers that have been exposed to harmful substances in certain installations (See Footnote #4 of the Notes to Consolidated Financial Statements).

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the potential market and uses for the Company's sprinklers and other products, expansion plans, the effects of competition on the structure of the markets in which the Company competes, operating performance and liquidity, as well as information contained elsewhere in this document where statements are preceded by, following by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Acutal events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this document.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:

         10(a) Loan Agreement between Brown Brothers Harriman & Co. and Central CPVC Corporation dated as of May 30, 1997.

         Exhibit 11 -- Computation of Net Income Per Common Share

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended April 30, 1997.
                                       15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CENTRAL SPRINKLER CORPORATION
                                    ----------------------------
                                            (Registrant)


                                        /s/George G. Meyer
                                    ----------------------------
                                           George G. Meyer
                                       Chief Executive Officer

DATE: June 13, 1997
-----------------------

                                        /s/Albert T. Sabol
                                    ----------------------------
                                           Albert T. Sabol
                                       Executive Vice President
                                      Finance & Administration
                                      (Principal Financial and
                                        Accounting Officer)