Form 10-Q
period 1997-07-31
CENTRAL SPRINKLER CORP
filed 1997-09-12
CIK 766041

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JULY 31, 1997
                                      -------------

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------    ---------------

Commission file number     0-13940
                       --------------

                         CENTRAL SPRINKLER CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                         23-2328106
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                  451 North Cannon Avenue, Lansdale, PA 19446
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (215) 362-0700
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at September 8, 1997
                  -----                  --------------------------------

Common Stock, $.01 Par Value              3,845,637

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)
                                              July 31,   October 31,
                                                1997        1996
                                             ---------   -----------
                                              (Amounts in thousands
                                                except per share)
ASSETS
Current Assets:
  Cash and cash equivalents                  $     429    $   2,884
  Short-term investments                        14,173       12,466
  Accounts receivable, less allowance
     for doubtful receivables of $5,578
     in 1997 and $4,622 in 1996                 46,204       38,518
  Inventories                                   48,790       43,414
  Deferred income taxes                          8,168        7,245
  Prepaid expenses and other assets                717          610
                                             ---------    ---------
      Total current assets                     118,481      105,137
                                             ---------    ---------
Property, Plant and Equipment                   71,529       60,166
  Less - Accumulated depreciation              (23,601)     (18,807)
                                             ---------    ---------
                                                47,928       41,359
                                             ---------    ---------
Goodwill, less accumulated amortization of
    $3,452 in 1997 and $3,263 in 1996            2,570        2,759
                                             ---------    ---------
Other Assets                                     1,550        1,663
                                             ---------    ---------
                                             $ 170,529    $ 150,918
                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                      $  41,947    $  34,390
  Current portion of long-term debt              2,851        3,850
  Accounts payable                              24,332       19,993
  Accrued expenses                               9,310       10,388
  Accrued income taxes                              74          994
                                             ---------    ---------
      Total current liabilities                 78,514       69,615
                                             ---------    ---------

Long-Term Debt                                  30,432       24,674
                                             ---------    ---------
Other Noncurrent Liabilities                       347          448
                                             ---------    ---------
Deferred Income Taxes                            1,978        1,789
                                             ---------    ---------
Shareholders' Equity:
  Common stock, $.01 par value; shares
      authorized - 15,000; issued -
      5,568 in 1997 and 5,474 in 1996               56           55
  Additional paid-in capital                    30,961       29,763
  Retained earnings                             51,027       46,702
  Cumulative translation adjustments              (131)          (7)
  Deferred cost - Employee Stock Ownership
    Plan ("ESOP")                               (5,746)      (6,018)
                                             ---------    ---------
                                                76,167       70,495
 Less - Common stock in treasury, at
   cost - 1,722 shares in 1997 and
   1,680 shares in 1996                        (16,909)     (16,103)
                                             ---------    ---------
                                                59,258       54,392
                                             ---------    ---------
                                             $ 170,529    $ 150,918
                                             =========    =========

See accompanying notes to financial statements

                CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       Three Months Ended        Nine Months Ended
                                            July 31,                 July 31,
                                       1997         1996        1997          1996
                                      ------       ------      -------       ------
                                                  (Amounts in thousands,
                                                     except per share)
Net Sales                          $  58,918    $  49,491    $ 160,971    $ 135,042

Cost of Sales                         42,940       35,240      112,756       95,229
                                      ------       ------      -------       ------
      Gross profit                    15,978       14,251       48,215       39,813
                                      ------       ------      -------       ------
Operating Expenses:

  Selling, general
    and administrative                11,718        9,705       33,192       27,851

  Research and development             1,873        1,597        5,065        4,133
                                      ------       ------      -------       ------
                                      13,591       11,302       38,257       31,984
                                      ------       ------      -------       ------
      Operating income                 2,387        2,949        9,958        7,829
                                      ------       ------      -------       ------

Interest Expense (Income):

  Interest expense                     1,290          979        3,599        2,377

  Interest income                       (141)        (103)        (387)        (330)
                                      ------       ------      -------       ------
                                       1,149          876        3,212        2,047
                                      ------       ------      -------       ------
      Income before income taxes       1,238        2,073        6,746        5,782

Income Taxes                             370          769        2,421        2,172
                                      ------       ------      -------       ------

Net Income                         $     868    $   1,304    $   4,325    $   3,610
                                      ======       ======      =======       ======
Net Income Per Common Share        $     .26    $     .39    $    1.29    $    1.08
                                      ======       ======      =======       ======



See accompanying notes to financial statements.

                CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Nine Months Ended
                                                       July 31,
                                                    1997      1996
                                                  -------    -------
                                                (Amounts in thousands)

Operating activities:
  Net income                                      $ 4,325    $ 3,610
  Noncash items included in income:
    Depreciation and amortization                   4,983      2,983
    Deferred income taxes                            (734)      (488)
    Deferred costs                                    558        686
  Decrease (increase) in -
    Accounts receivable, net                       (7,686)    (4,749)
    Inventories                                    (5,376)    (5,263)
    Prepaid expenses and other assets                (107)        79
  Increase (decrease) in -
    Accounts payable                                4,339      1,458
    Accrued expenses                               (1,078)       819
    Accrued income taxes                             (920)        50
                                                  -------    -------

Cash used for operating activities                 (1,696)      (815)
                                                  -------    -------
Investing activities:
  Acquisition of property, plant and equipment    (11,363)   (12,383)
  Sales of short-term investments                   2,000      5,716
  Purchases of short-term investments              (3,707)    (7,349)
  Other long term assets                              113       (819)
                                                  -------    -------
Cash used for investing activities                (12,957)   (14,835)
                                                  -------    -------
Financing activities:
  Short-term borrowings, net                        7,557      8,442
  Proceeds from long-term debt                      7,500     11,000
  Repayments of long-term debt                     (2,741)    (2,735)
  Proceeds from exercised stock options                 6         27
  Tax benefits from exercised stock options             -          9
  Other - net                                        (124)        34
                                                  -------    -------
Cash provided by financing activities              12,198     16,777
                                                  -------    -------
(Decrease) increase in cash and cash equivalents   (2,455)     1,127

Cash and cash equivalents at beginning of period    2,884      2,025
                                                  -------    -------
Cash and cash equivalents at end of period        $   429    $ 3,152
                                                  =======    =======

See accompanying notes to financial statements.

                CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                  (continued)




                                                     Nine Months Ended
                                                        July 31,
                                                     1997        1996
                                                    ------      ------
                                                  (Amounts in thousands)


Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                    $3,078      $2,500
                                                    ======      ======

Income taxes                                        $4,075      $1,634
                                                    ======      ======

Interest income                                     $ (383)     $ (374)
                                                    ======      ======








See accompanying notes to financial statements.

                CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except per share)


(1)      Basis of Presentation

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

(2)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                       July 31,      October 31,
                                         1997           1996
                                       -------        -------
Raw Materials and Work in Process      $15,422        $12,957
Finished Goods                          33,368         30,457
                                       -------        -------
                                       $48,790        $43,414
                                       =======        =======

(3)      Net Income per Common Share

         Net Income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) during the period (3,354 and 3,323 for the three month periods ended July 31, 1997 and 1996, respectively); (3,349 and 3,345 for the nine-month periods ended July 31, 1997 and 1996, respectively). Unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing earnings per share. For the nine months ended July 31, 1997 and 1996, 609 and 645 unreleased ESOP shares were excluded from the average number of common shares outstanding.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share (EPS) calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of proforma EPS amounts are required. Proforma basic EPS and diluted EPS for the nine months ended July 31, 1997 would have been $1.34 and $1.29, respectively, and for the three months ended July 31, 1997 would have been $.27 and $.26, respectively. Proforma basic EPS and diluted EPS for the nine months ended July 31, 1996 would have been $1.15 and $1.08, respectively, and for the three months ended July 31, 1996 would have been $.41 and $.39, respectively.

(4)      Debt

          The Company obtained a $7,500 Term Loan on May 30, 1997. The Term Loan maturity is the earlier of May 31, 2000 or the conversion of the Term Loan in to an Industrial Revenue Bond. The Term Loan bears interest at a variable rate, which was 6.38% at July 31, 1997, with interest payable quarterly.


(5)      Unusual Non-Recurring Omega(tm) Charge

         In the fourth quarter of 1996, the Company recorded an unusual non-recurring charge to cost of sales of $3,750 ($2,362 net of tax or $.72 per share) for the estimated costs to be incurred by the Company in connection with Omega(tm) potential problems. In fiscal 1996, the Company became aware of problems in certain steel pipe systems utilizing Omega(tm) sprinklers. The addition of stop-leak products or the presence of excessive hydrocarbons has been found in certain circumstances to affect the operation of such sprinklers. In order to assess the extent of the problems, the Company has strongly recommended that a sampling of Omega(tm) sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company will review each situation with the building owner and develop an appropriate action plan, if needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners while working within its sales and warranty policy to maintain customer goodwill. The Company continues to be an active participant with building owners in testing sprinklers and remediating the problem. The Company provides kits to test installed sprinklers and continues to monitor the results of the tests and costs incurred. As of July 31, 1997, the Company is involved in several governmental and other regulatory authority inquiries into the Omega(tm) situation. The Company is providing the authorities with requested information regarding the Omega(tm) sprinklers and the Company's actions and action plan.

(6)      Subsequent Event

         In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega(tm) sprinkler heads. Although the suit has been brought by owners of two homes, the plaintiffs seek to represent a class of building owners who have Omega(tm) sprinkler heads installed in their buildings. The court has not determined whether it will permit the action to go forward as a class action and the complaint does not specify a dollar amount the plaintiffs are seeking. Although the Company believes that it has meritorious defenses with respect to the foregoing matter which it will vigorously pursue, there can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition and results of operation.

                CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                   (Amounts in thousands, except per share)

                             RESULTS OF OPERATIONS

Net Sales. Net sales for the third quarter of fiscal 1997 increased 19.0% to $58,918. Such sales were $9,427 greater than the $49,491 recorded in the third quarter of fiscal 1996. Net sales for the first nine months of fiscal 1997 were $160,971, 19.2% greater than the sales for the comparable nine-month period of fiscal 1996. The sales increases for both the three-month and nine-month periods of fiscal 1997 are the result of market demand for fire sprinkler products, a continued strong market share held by the Company in such market, unit sales increases across virtually all fire sprinkler system products, and new fire sprinkler and fittings products. The new construction market and the retrofit of existing buildings drive the worldwide demand for the Company's fire sprinklers and related products. The Company's programs in developing and expanding production and marketing of products continue to increase sales. The Glass Bulb and Optima(tm) fire sprinkler models continue to lead the Company's sprinkler sales gains. The Company also experienced significant sales gains in CPVC pipe and fittings and grooved fittings in the three- and nine-month periods ending July 31, 1997. Sales increases were realized throughout the U.S. and in international markets for the nine months ended July 31, 1997 compared to the same period of the prior year. The Company continues to experience increased competitive conditions worldwide in the sprinkler market primarily through stiff price competition which has depressed sales prices. The Company announced a September 1, 1997 sales price increase on most of its sprinkler and valve products. The Company's sales level in the early portion of the nine months ended July 31, 1996 was unfavorably impacted by harsh weather conditions in many parts of the United States which slowed construction activity and, consequently, the demand for the Company's products. Sales were also unfavorably impacted in both the first and second quarters of fiscal 1996 by construction and expansion delays limiting production at the Company's grooved fittings facility.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, increased 21.9% and 18.4% for the three-month and nine-month periods ended
July 31, 1997, respectively, over the same periods for fiscal 1996. The increase in cost of sales is due primarily to increased costs of manufacturing related to the higher sales volume. The Company's cost of sales for the third quarter of fiscal 1997 was 72.9% of net sales, as compared to 71.2% for the third quarter of fiscal 1996. This resulted in a gross profit margin percentage of 27.1% in the third quarter of fiscal 1997 compared to 28.8% in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, the gross profit margin percentage was 30.0% of net sales compared to 29.5% for the same period of fiscal 1996.

The gross profit margin percentage for the third quarter of fiscal 1997 decreased from the third quarter of fiscal 1996 due to several factors. The cost of fire sprinkler products increased due to a higher level of costs for material, labor and overhead. Also contributing to the decline in gross profit margin was higher costs to manufacture the Company's fittings products at its foundry. The Company anticipates improved products efficiencies beginning in the latter part of the fourth quarter of fiscal 1997. The gross profit margin percentage for the nine-months ended July 31, 1997 increased from the comparable prior year period. This increase was primarily due to increased levels of production at the grooved fittings facility in Alabama as compared to a virtual shut-down of the manufacturing facility in the first and second fiscal quarters of 1996 due to its reconstruction and expansion. The gross profit margin percentage for the three- and nine-month periods ended July 31, 1997 was also negatively impacted by lower sales prices due to increased price competition.

Operating Expenses. Operating expenses for the third quarter of fiscal 1997 increased 20.3%, or $2,289, to $13,591 from the third quarter of fiscal 1996. Total operating expenses increased 19.6%,or $6,273, to $38,257 for the nine months ended July 31, 1997 compared to $31,984 for the same period for fiscal 1996. Operating expenses were 23.1% and 23.8% of net sales for the three- and nine-month periods ended July 31, 1997, respectively, compared to 22.8% and 23.7%, respectively, for the comparable periods of the prior year. Selling, general and administrative expenses increased 20.7% and 19.2% for the three- and nine-month periods ended July 31, 1997, respectively, compared to the same periods of the prior year. The increases in selling, general and administrative expenses were due primarily to increased selling and distribution expenses resulting from increased sales volume and the expansion of distribution operations to better serve existing and new customers in the U.S. and internationally with expanded product lines. The Company also opened new sales locations in Hong Kong and China late in fiscal 1996. The Company continues to develop an improved distribution requirements planning system to increase distribution efficiencies and reduce costs. The increase in selling, general and administrative expenses in the third fiscal quarter of 1997 as compared to the same period of the prior year was also due to a higher number of administrative personnel to support the Company's growth. The increase in selling, general and administrative expenses for the nine-months ended July 31, 1997 as compared to the same period of the prior year was also due to a higher number of administrative personnel, which was partially offset by lower legal costs. Legal costs were high in the first and second fiscal quarters of 1996 due to significant costs incurred to protect patents on several products. Research and development expenses increased 17.3%, or $276, to $1,873 in the third fiscal quarter of 1997 as compared to the same period in fiscal 1996. The research and development expenses for the nine months ended July 31, 1997 increased 22.6%, or $932, to $5,065 from the comparable period in fiscal 1996. The increase in research and development expense is due primarily to outside expenses for expanded new product development and testing.

Interest Expense (Income). Interest expense was $1,290 and $3,599 in the three-month and nine-month periods ending July 31, 1997, respectively, compared to interest expense of $979 and $2,377 for the same periods of fiscal 1996. For the nine-month period ended July 31, 1996, the Company capitalized $290 of interest costs relating to the grooved fittings manufacturing facility expansion and construction. No interest was capitalized in the first nine months of fiscal 1997. The higher interest expense was due to the overall increase in debt. Total debt was $75,230 at July 31, 1997 as compared to $62,098 at July 31, 1996. The additional debt was required to finance the increased growth in the Company's business, principally in manufacturing capital expenditures and increased accounts receivable and inventories. Interest income for the three- and nine-month periods ended July 31, 1997 was $141 and $387, respectively, compared to $103 and $330 for the same periods ended July 31, 1996. A higher average investment balance in fiscal 1997 was partially offset by lower interest income rates.

Income Taxes. The Company's effective income tax rate for the third quarter of fiscal 1997 was 29.9% compared to 37.1% in the comparable period of 1996. For the nine-month period of fiscal 1997, the effective income tax rate was 35.9% compared to 37.6% in the comparable period in 1996. The decrease in the overall effective income tax rate for the three- and nine-months ended July 31, 1997 is due primarily to a decrease in the effective state income tax rate and an increase in anticipated federal income tax credits.


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




                              FINANCIAL CONDITION
                  July 31, 1997 Compared to October 31, 1996

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $14,602 as of July 31, 1997 as compared to $15,350 at October 31, 1996. The decrease was a result of normal fluctuations in operations.

Inventories. Inventories totaled $48,790 at July 31, 1997 as compared to
$43,414 at October 31, 1996. The $5,376 increase in inventories was comprised of an increase of $2,465 in raw materials and work in process and an increase of $2,911 in finished goods. The increase in raw materials and work in process was due primarly to increased material requirements to meet the expected product demand. The increase in finished goods was due in part to an anticipation of a continued strong demand for fire sprinkler system products. In addition, the Company is producing and stocking new lines of grooved fittings products.

Property, Plant and Equipment. The Company's property, plant and equipment rose by $11,363 to $71,529 at July 31, 1997. The increase is due to expanding manufacturing capabilities for fire sprinklers and associated components, grooved fittings product lines and the construction of a Company owned CPVC manufacturing facility in Huntsville, Alabama. The CPVC plastic pipe and fittings facility in Huntsville was substantially completed as of the end of the second quarter of fiscal 1997 and all production was moved into this new facility during the end of April and early May 1997.

Total Debt. The Company's total debt increased to $75,230 at July 31, 1997 as compared to $62,914 at October 31, 1996. The additional net borrowings of $12,316 were used primarily to fund capital expenditures and finance increased working capital needs as a result of the Company's growth. The net increase in total debt was comprised of $7,557 of borrowings under the Company's lines of credit from banks, $7,500 of long-term debt borrowings and $2,741 of repayments of long-term debt. On May 30, 1997, the Company obtained this $7,500 secured term loan with a maturity of the earlier of May 31, 2000 or conversion of the loan to an Industrial Revenue Bond. The term loan bears interest at a variable rate, which was 5.69% at the date of issuance, with interest payable quarterly. The term loan is secured by fixed assets of the CPVC plastic pipe and fittings manufacturing facility. The proceeds of $7,500 were used to repay a $3,500 short-term construction loan, repay $3,000 of demand loans, and the balance for working capital needs.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund future growth and expansion. Approximately $2,400 of the Company's lines of credit were unused at July 31, 1997.

Cash used for operating activities in the first nine months of fiscal 1997 was $1,696 as a compared to cash used for operating acitvities of $815 in the same period of 1996. Net income plus non-cash items generated $9,132 of cash in the first nine months of fiscal 1997 as compared to $6,791 in the first nine months of fiscal 1996. The increase was due to higher net income and increased depreciation expense.

Cash used for working capital purposes increased to $10,828 in the nine months ended July 31, 1997 from $7,606 in the same period of 1996 primarily due to increased levels of accounts receivable and inventories. Increases in sales volume will continue to require the use of operating cash flow to support increased levels of working capital. Cash used for investing activities was $12,957 in the nine months ended July 31, 1997 as compared to $14,835 in the comparable 1996 period. The primary use of cash was for the acquisition of property, plant and equipment during these periods. These capital expenditures were primarily for buildings, building improvements and machinery and equipment to expand the manufacturing capacity and improve the operations for the Company's various product lines. The capital expenditures in the first nine months of fiscal 1997 included the construction of the Company's CPVC plastic pipe and fittings facility. The capital expenditures in the first nine months of fiscal 1996 included the reconstruction and expansion of the grooved fittings facility in Alabama. In the nine months ended July 31, 1997, a net amount of $1,707 was used to purchase additional short-term investments compared to $1,633 in the comparable prior year period.

Cash provided by financing activities in the nine months ended July 31, 1997 was $12,198 as compared to $16,777 in the comparable prior year period. The primary source of cash in the nine months ended July 31, 1997 was additional long-term borrowings of $7,500 and short-term borrowings of $7,557 under the Company's lines of credit. In the nine months ended July 31, 1996, short-term borrowings increased by $8,442. In November 1995, the Company received proceeds of $11,000 from the issuance of Industrial Revenue Bonds ("IRB's"). The borrowings were needed to finance the increased growth in the Company's business, including capital expenditures and working capital.

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

The Company's cash, cash equivalents and short-term investments, along with the Company's borrowing capacity, provide adequate liquidity to meet the Company's obligations and to fund future growth and expansion.

In the fourth quarter of fiscal 1996, the Company recorded an unusual non-recurring charge of $3,750 resulting from the program announced by the Company to encourage customers to test and possibly replace some Omega(tm) sprinklers that have been exposed to harmful substances in certain installations (See Footnote #5 of the Notes to Consolidated Financial Statements).

In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega(tm) sprinkler heads. Although the suit has been brought by owners of two homes, the plaintiffs seek to represent a class of building owners who have Omega(tm) sprinkler heads installed in their buildings. The court has not determined whether it will permit the action to go forward as a class action and the complaint does not specify a dollar amount the plaintiffs are seeking. Although the Company believes that it has meritorious defenses with respect to the foregoing matter which it will vigorously pursue, there can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition and results of operation.

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the potential market and uses for the Company's sprinklers and other products, expansion plans, cost structure, the effects of competition on the structure of the markets in which the Company competes, operating performance and liquidity, as well as information contained elsewhere in this document where statements are preceded by, following by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed in this document and other documents filed by the Company with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:


         Exhibit 11 -- Computation of Net Income Per Common Share


    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended July 31, 1997.

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




                                    CENTRAL SPRINKLER CORPORATION
                                    -----------------------------
                                            (Registrant)




                                         /s/ George G. Meyer
                                        ------------------------
                                            George G. Meyer
                                        Chief Executive Officer

DATE:     September 12, 1997
          ------------------


                                         /s/ Albert T. Sabol
                                         ------------------------
                                            Albert T. Sabol
                                         Executive Vice President
                                         Finance & Administration
                                         (Principal Financial and
                                          Accounting Officer)