Form 10-K
period 1997-10-31
CENTRAL SPRINKLER CORP
filed 1998-01-29
CIK 766041

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended      October 31, 1997

                                    OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________
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

              451 North Cannon Avenue, Lansdale, Pennsylvania 19446
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)
        Registrant's telephone number, including area code: 215-362-0700

Securities registered pursuant to Section 12(b) of the Act: None

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

                               Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. __X__

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock in the NASDAQ National Market System on December 31, 1997 -- $18.4375) was approximately $63.4 million.

         The number of shares of the Registrant's common stock outstanding as of December 31, 1997 was 3,845,637 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                   (Specific pages incorporated are indicated
                         under applicable Item herein):

Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                                     PART I
Item 1.  Business.

                (a)  General Development of Business

                Central Sprinkler Corporation (the "Company"), through its wholly-owned subsidiaries, Central Sprinkler Company ("Central Sprinkler"), Spraysafe Automatic Sprinklers Limited ("Spraysafe"), Central Castings Corporation ("Castings"), Central CPVC Corporation ("CPVC"), and Central Sprinkler Export Corporation is a leading manufacturer of automatic fire sprinkler heads, valves, grooved couplings and fittings, CPVC plastic pipe and fittings, steel pipe, and other sprinkler system components as well as a distributor of component parts of complete automatic fire sprinkler systems that are either manufactured by the Company or purchased by the Company for resale to its customers.

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

                In July 1994, Central Sprinkler formed a new company, Central Castings Corporation ("Castings") and acquired substantially all of the business assets of a foundry in the Southeastern United States engaged in manufacturing piping system components. The purchase price was approximately $1.8 million for assets consisting primarily of property, plant and equipment. The Company has incurred significant capital expenditures for the expansion of this facility to accommodate production of several additional product lines. Castings is also an importer of product purchased for resale to its customers to supplement manufactured product lines.

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

                (c)  Narrative Description of Business.

General

                The Company is a leading designer, manufacturer, and distributor of automatic fire sprinkler heads, valves, grooved fittings and couplings, CPVC plastic pipe and fittings, steel pipe, and other sprinkler system components as well as a distributor of component parts of complete automatic fire sprinkler systems. Approximately 85% of the Company's fiscal 1997 annual net sales are derived from product manufactured by the Company and approximately 15% is purchased by the Company for resale to its customers.

                The Company's wide variety of products are marketed for commercial, industrial, residential and institutional uses throughout the world. The Company sells its products to more than 3 thousand customers, most of which are sprinkler installation contractors.

Products

                The principal components of a sprinkler system are the sprinkler heads and the valves, both of which are manufactured and marketed by the Company and represented approximately 51% of the Company's sales in fiscal 1997 and 56% in fiscal 1996 and fiscal 1995. The Company also manufactures and distributes several other components and distributes other sprinkler system component parts. Other product lines manufactured and sold under the Company's various trade names are steel pipe, CPVC plastic pipe and fittings and ductile iron grooved fittings and couplings as well as other piping system components. In fiscal 1997, the Company's sales of sprinkler heads and valves continued to increase at a double digit rate. The success of the Company's diversification efforts in other components of sprinkler systems has resulted in sprinkler heads and valves becoming a lower percentage of consolidated sales than in prior years.

    Sprinkler Heads

                The sprinkler head is the mechanism that is activated by heat and discharges a water spray. The sprinkler head is composed principally of copper, brass and other corrosion resistant materials. The Company presently produces and markets six basic types of sprinkler heads: the standard commercial sprinkler, the residential/life-safety sprinkler, the Flow Control(TM) sprinkler, the extended coverage commercial sprinkler, the early suppression fast response sprinkler and specific application series sprinklers.

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

                The second type of sprinkler head produced and marketed by the Company are residential/life-safety sprinklers. These sprinklers have quick response features and are designed to react to a fire before it has a chance to spread, which effectively minimizes the smoke, fumes and toxic by-products of the fire. These residential/life-safety sprinklers are recognized today as the best means to protect a life in the event of a fire. In fiscal 1983, the Company introduced its first life-safety sprinkler in the form of the Omega(TM) sprinkler. This patented Omega(TM) sprinkler is equipped with unique design features which provide two principal advantages over the standard commercial sprinkler. The Omega(TM) sprinkler operates five to six times faster than a standard commercial sprinkler and features a spray pattern that has been shown to be more effective in the control or extinguishment of fire. In late 1989, the Company introduced new residential/life-safety sprinklers with glass bulb activating mechanisms. These models featured more traditional sprinkler designs along with the quick response features previously only available in the Omega(TM) model. These sprinklers are more moderately priced than the Omega(TM) model. The Company introduced several new models of its Glass Bulb residential sprinklers in fiscal 1995 and fiscal 1994. Additionally, the Company introduced a new residential series of concealed sprinklers called ROC (Residential Optima Concealed). These sprinklers offer the best flows at the greatest area of coverage on the market.

                The third type of sprinkler head produced by the Company is the Flow Control(TM) sprinkler, which the Company has marketed since 1984. Unlike the standard commercial sprinkler head and the residential/life-safety sprinkler head, which continue to spray water until manually turned off, the Flow Control(TM) sprinkler head has a distinct operating feature which allows it to open and close automatically as heat conditions dictate. It is, therefore, particularly well suited for areas sensitive to water damage, such as libraries, museums or computer rooms. The Flow Control(TM) sprinkler operates faster than a standard commercial sprinkler and is able to react to a fire before it has a chance to spread, thereby limiting damage to the affected area.

                The fourth type of sprinkler head produced by the Company is the extended coverage commercial sprinkler. This sprinkler line brings about a dramatic turning point in sprinkler technology by extending ordinary spacing from 130 sq. ft. to 400 sq. ft. These sprinklers are being marketed under the trade name of Optima(TM) sprinklers. The Company introduced the Optima(TM) sprinkler in 1993 and developed new models in both fiscal 1995 and 1994. A patent has been issued on these sprinklers that provide uniform distribution of minimum densities at very low start pressures, while achieving superior fire control when compared to the standard commercial sprinkler line.

                The fifth type of sprinkler head produced by the Company starting in fiscal 1993 is the early suppression fast response ("ESFR") sprinkler. This sprinkler is designed for use in special hazards situations. It is used primarily to protect storage areas where there is a need for a high density of water with a quick responding sprinkler head. The Company has developed new ESFR sprinklers with a larger orifice. The new K25(TM) ESFR sprinkler was developed in fiscal 1997. By making the orifice larger, the pressure required is lowered. The newer models of the ESFR sprinklers will provide all of the advantages of the traditional ESFR sprinkler and a overall economic savings to our customers due to the lower pressure.

                The sixth type of sprinkler produced and marketed by the Company is the specific application series. These sprinklers, such as the Window Sprinklers introduced in fiscal 1995 and the Attic(TM) and the ELO-231 specific application sprinklers, are designed to provide better fire protection for specific occupancies while providing overall economic savings to our installation contractor customers. The Company continues to expand the specific application series to include new sprinklers for storage applications with larger orifices. These sprinklers will further reduce the pressure required and continue from the very successful ELO-231 series of sprinklers. The newest sprinklers developed are the K17-231(TM) Upright and Pendent and Ultra K17(TM) models.

                In fiscal 1993, the Company started to manufacture its own line of glass bulb ampules for use as activating mechanisms in sprinkler heads. The Company currently manufactures several varieties of these glass bulb ampules for internal use. Such products are not sold to customers outside the Company. The Company also supplements its own production with glass bulb ampules purchased from several outside suppliers.

    Valves

                The Company markets a wide variety of sprinkler system valves which are used specifically in fire sprinkler installations. Several of these valves are manufactured by the Company (alarm valve, butterfly valve, check valve, deluge valve and dry pipe valve), while certain other valves are manufactured by others and marketed by the Company. In fiscal 1997 and 1995, the Company introduced several new manufactured valve models. The Company has recently introduced a full line of preaction and deluge valve equipment and a newly designed butterfly valve. A sprinkler system valve is the mechanical device by which the water supply is controlled. When the sprinkler head is activated, the valve allows water to flow into and through the system.

         The average cost of sprinkler heads and valves used in a complete fire sprinkler system is generally less than 5% of the total cost of a complete system.

    CPVC Plastic Pipe and Fittings

                In addition to its primary product lines of manufactured sprinkler heads and valve products, the Company also manufactures a line of Blazemaster(TM) CPVC plastic pipe and fittings for use in residential and light commercial applications. The Company expanded such CPVC product lines, market share and manufacturing capacity in fiscal years 1997, 1996 and 1995. The Company continues its leadership position in the BlazeMaster(TM) CPVC market. The Company built a new manufacturing facility for Blazemaster(TM) CPVC pipe and fittings components which commenced production in May 1997. Prior to this date, the Company manufactured the BlazeMaster(TM) CPVC pipe and fittings using principally Company owned machinery and equipment under a production supply contract whereby the Company used facilities and certain personnel of an unaffiliated plastic manufacturer.

    Steel Pipe

                The Company produces its proprietary line of steel sprinkler pipe through a production supply contract in which the Company procures the semi-processed steel coils from domestic producers and provides it to the supplier for processing. The production supply contract allows the Company to control the majority of production time and produce a full line of electric resistance welded steel pipe for sprinkler systems. The Company owns all raw materials, work in process, finished goods, selected tooling and product approvals and listings. Approximately 80% of the product is delivered directly to Central Sprinkler's contractor customer base and 20% is sold through the Company's distribution network to customers.

                The product is fabricated for use with various coupling methods. The steel pipe, which is Underwriters Laboratory Listed and Factory Mutual Approved, is utilized to fabricate the piping system to carry water to the fire sprinklers. The pipe ends are fabricated to accept grooved couplings, threaded fittings or plain end fittings. These product lines install together in order to provide a completed piping system capable of supplying the necessary water supply to the fire protection sprinklers or other quick opening devices.

     Grooved Fittings and Couplings

                The Central Grooved Piping product line was first established through a 1993 acquisition of an importer of such products. The 1994 acquisition of a ductile iron foundry by Castings and subsequent expansion of the foundry resulted in the Company's ability to manufacture grooved fittings and couplings and other piping system components. The product line was expanded in fiscal 1997 and fiscal 1996 and is principally domestic with some product lines from imports including threaded fittings. The product line is used in several markets, but is primarily focused by the Company into the fire protecton and heating, ventilation, and air conditioning markets. These markets represent the majority of the Company's business in this product line, and should also provide the potential growth to maximize capacity. The grooved couplings and fittings are used to attach to all iron pipe, standard steel pipe, high-density polyethylene plastic pipe, and other types of piping. The grooved method provides a cost-effective way to attach pipe ends together, primarily in two inch and above sizing. The method is readily accepted in the fire protection, mechanical, industrial, original equipment, manufacturing and heating, ventilation and air conditioning markets which provide the Company with sales growth opportunities.

    Other

                The Company also distributes a wide variety of other parts used in sprinkler system installations. The majority of the other components include fittings, control valves, electric switches, hangers and a variety of other items. The Company also develops and markets computer aided design ("CAD") systems to architects, designers, and contractors for use in the design and installation of sprinkler systems. The Company also provides other CAD related services through its SprinkCAD division.


Marketing and Customers

                The Company's products are marketed by its own sales and marketing staff. The sales, marketing and distribution staff consists of approximately 250 people and operates from eighteen regional sales office/distribution centers located near Boston, Atlanta, Miami, Dallas, Chicago, Los Angeles, San Francisco, Seattle, Philadelphia, Baltimore, Salt Lake City, Greensboro, Portland, Cleveland and from one distribution center in the United Kingdom, one in Singapore, one in China, and one in Hong Kong. Unlike the majority of the industry which markets its products primarily through wholesale distributors, the Company sells most of its products directly to sprinkler installation contractors. This places the Company in direct contact with its customers and allows it to respond effectively to customer demands and suggestions.

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

                In fiscal 1997, no single customer accounted for more than 4% of the Company's net sales.

                The Company typically manufactures about 90% of its products for estimated shipping demands and 10% pursuant to specific customer orders. The Company does not have any significant order backlog.

                The Company advertises its products through various media including insurance publications and trade journals. The Company also participates in trade shows and trade organizations. Approximately $843 thousand was spent on advertising and sales promotions of the Company's products in 1997.

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

Competition

                The Company competes on the basis of price, service, product quality, design and performance characteristics. The Company encounters competition worldwide primarily from approximately six domestic manufacturers of sprinkler heads and valves and a large number of manufacturers and/or distributors of other sprinkler system component parts.

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

                The Company maintains a staff of seventeen engineers and thirty-five support technicians who devote their time to research and development activities. During the 1997 fiscal year, the

Company spent $7.4 million on research and development compared to $5.5 million in fiscal 1996 and $5.1 million in fiscal 1995.

The Company's efforts in this area are primarily focused on sprinkler head and valve design and development, and are directed toward both new product development and further refinement of the quick response technology designed for residential/life-safety purposes, extended coverage sprinklers, enhancements to dry pendent and Optima(TM) sprinklers, and the specific application sprinkler series. In fiscal 1996, the Company expanded the research and development facilities in Lansdale, Pennsylvania. The Company's heavy emphasis on the development of new products across most product lines continued throughout the year and led to new products in fiscal years 1997, 1996 and 1995.

Patents

                The Company holds a number of patents. The Omega(TM) sprinkler head patent, which expires January 1, 2002, protects a unique operating feature (relating to increased activating speed and extended water coverage of the spray pattern) and sets the Omega(TM) head apart from standard commercial sprinklers. In September 1997, the Company was issued a patent on directional sprinklers for usage in attics under pitched roofs, hipped roofs, dormers, interior cathedral ceilings and other pitched overhead interior walls. In September 1997 and December 1996, the Company was issued patents on various models of the extended coverage ceiling sprinklers. The Company was issued a patent in fiscal 1995 on the new extended coverage sprinkler and additional related patent applications are pending. These patents are very important to the Company based upon the Company's substantial investment in the development of new products and the dramatic turning point they provide in fire sprinkler protection and technology. The Company has also filed for patent protection on a number of other products.

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

                Materials, parts and components purchased by the Company for the production of its sprinkler heads, valves, ductile iron and steel pipe products are generally available from a large number of suppliers. The vast majority of items are manufactured specifically for the Company's needs from molds, dies and patterns owned by the Company. The Company has not experienced any shortages or significant delays in delivery of these materials in the recent past, and management believes that adequate supplies will continue to be available.

                The Company also has a non-exclusive supply contract with the B.F. Goodrich Company to supply the resin that the Company uses to produce BlazeMaster(TM) CPVC plastic pipe and fittings. This supply contract, which expires in December 2002, provides the Company with a source of resin that is not generally available. Other products manufactured by the Company such as steel pipe, fittings and couplings and other piping system components use raw materials that are available from a wide variety of suppliers.

                Other component parts purchased by the Company for distribution purposes are generally available from a number of manufacturers.

Effect of Environmental Protection Regulations

                The Company is subject to compliance with various federal, state and local regulations relating to protection of the environment. The Company has not made nor does it currently expect to make any material capital expenditures for environmental protection and control equipment for its current operations. As more fully discussed in Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company has been advised by the Environmental Protection Agency of a potential contamination problem in the vicinity of the Company's primary plant.

Employees

                The Company employs approximately 1,575 people, of whom approximately 1,175 are production or shipping employees, with the remainder serving in executive, administrative or sales capacities. The Company's sprinkler and valve production and shipping employees are covered by a collective bargaining agreement with the International Association of Machinists & Aerospace Workers that expires in October 2000. All of the covered employees are located at the Company's primary manufacturing plant in Lansdale, Pennsylvania.

                (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                The Company operates in one business segment and engages in business activity outside the United States. During fiscal 1997, 1996 and 1995, the combined export and foreign sales represented approximately 13.6%, 12.5% and 10.1%, respectively, of the Company's net sales. Included in foreign sales are the sales of the Company's United Kingdom subsidiary (Spraysafe). Spraysafe primarily manufactures sprinkler heads and distributes them and other products in Europe and other foreign countries. Significant financial information about Spraysafe's operations consists of the following in thousands of dollars:

                            Year Ended October 31,
                       --------------------------------
                       1997          1996          1995
                       ----          ----          ----

Sales                $17,254       $16,807       $11,210
Operating Income       1,264         1,390         1,202
Net Income               495           789           699
Total Assets          12,382        10,803         7,903
Total Liabilities      7,747         6,799         4,862


Item 2.         Properties.

                The Company's primary manufacturing plant and executive offices are located in Lansdale, Pennsylvania. The Lansdale facility is owned by the Company. It is comprised of several buildings which contain approximately 166 thousand square feet of floor space on a parcel of about 7 acres. This facility is pledged as security for a mortgage loan. In fiscal 1996, the Company purchased a building and land for additional offices in Lansdale, Pennsylvania which contains approximately 14 thousand square feet. The Company also owns a separate fire sprinkler component manufacturing facility of approximately 15 thousand square feet in Pennsylvania and a piping systems components manufacturing facility and foundry of approximately 155 thousand square feet on a 67 acre parcel in Alabama purchased in fiscal 1994. The Company's Central CPVC Corporation subsidiary owns a manufacturing plant located in Huntsville, Alabama containing approximately 79 thousand square feet of floor space on a parcel of approximately 15 acres. The plant houses offices, manufacturing operations and inventory.

                The Company's fourteen domestic sales office/distribution centers are located in major cities across the United States listed in Item 1(c), "Marketing and Customers", hereof and range in size from 11 thousand to 66 thousand square feet per building. These facilities are leased by the Company pursuant to leases which terminate through 2002. The Company has options to extend certain of its leases for additional periods on similar terms.

                The Company's United Kingdom subsidiary owns a manufacturing plant in the United Kingdom which contains approximately 12 thousand square feet of floor space on a parcel of about 1 acre. This facility is also pledged as security for a loan. The United Kingdom subsidiary also leases a distribution center of approximately 5 thousand square feet in the United Kingdom under a lease that expires in 2000, leases a distribution center of approximately 3 thousand square feet in Singapore under a lease that expires in 1998, leases approximately 1 thousand square feet of office space in Hong Kong and leases approximately 1 thousand square feet in Beijing, China.

                The Company's manufacturing and assembly facilities operate on a two-shift or three-shift per day basis. All of the manufacturing equipment used in the production process is owned by the Company. At October 31, 1997, the Company's owned and leased facilities are generally adequate and suitable for the Company's needs and are virtually fully utilized for their intended use. In the normal course of business, the Company continually evaluates its properties and facilities for their adequacy and suitability.

Item 3.  Legal Proceedings.

                The Company is engaged in discussions with the Environmental Protection Agency concerning a claim which may develop in connection with the Company's primary manufacturing plant in Lansdale, Pennsylvania. This potential claim is more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega(TM) sprinkler heads. Although the suit has been brought by owners of two homes, the plaintiffs seek to represent a class of building owners who have Omega(TM) sprinkler heads installed in their buildings. The lawsuit concerns the activation pressures of certain Omega(TM) sprinkler heads. In December of 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega(TM) sprinkler heads. The two cases should receive substantially similar treatment from the courts, and may be formally coordinated by the courts. The courts have not determined whether they will permit the actions to go forward as class actions and the complaints do not specify a dollar amount the plaintiffs are seeking. There can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition or results of operations.

                Several governmental authorities, including the United States Consumer Products Safety Commission (the "Commission"), are investigating problems regarding the Company's Omega(TM) sprinkler heads. The staff of the Commission has advised the Company that it is recommending to the Commission that it take administrative action against the Company which may require the Company to repair, replace, or refund the purchase price of Omega(TM) sprinklers. The staff of the Commission has also invited the Company to provide additional information to refute the staff's recommendation. It is possible that the Commission or one or more of these other regulatory authorities may require the Company to take remedial action that would have an adverse effect on the Company's liquidity, financial condition or results of operations.

                In the fourth quarter of fiscal 1997, the Company recorded a charge of $13.2 million which the Company believes is adequate to cover the estimated costs of resolving the Omega(TM) lawsuits, the Commission investigations and the Company's voluntary Omega(TM) remediation program (see Footnote #14 of the Notes to the Consolidated Financial Statements) based on information available at this time. This amount is based on estimates of the number of Omega(TM) sprinklers, the action plan necessary to remediate the sprinklers and various other assumptions. In the event additional information becomes available in the future which changes management's estimates, additional provisions may be necessary.

                The Company, in the normal course of business, is party to various other claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these other matters will not have a material impact on the Company's financial position, results of operations or liquidity.


Item 4.         Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

Item 4(a).  Executive Officers of the Registrant.

                The names and ages of the Registrant's executive officers and key employees, their positions with the Company and with Central Sprinkler, its primary operating subsidiary, and their principal occupations during the past five years are as follows:


                                        Position(s) with the Company, and
                                        where indicated, with Central
Name                         Age        Sprinkler
----                         ---        ----------------------------------

Winston J. Churchill          57        Chairman of the Board and Director

George G. Meyer               48        President, Chief Executive Officer,
                                        Secretary, Treasurer and Director,
                                        and President and Chief Executive
                                        Officer of Central Sprinkler

Richard P. O'Leary            59        Director and Chief Operating
                                        Officer of Central Sprinkler

James R. Buchanan             48        Executive Vice President, Sales of
                                        Central Sprinkler

Stephen J. Meyer              46        Senior Executive Vice President of
                                        Central Sprinkler and Director

                                        Position(s) with the Company, and
                                        where indicated, with Central
Name                         Age        Sprinkler
----                         ---        ----------------------------------
William J. Pardue             47        Executive Vice President,
                                        Administration of Central Sprinkler

Albert T. Sabol               45        Executive Vice President, Finance
                                        and Chief Financial Officer of the
                                        Company and Central Sprinkler

James E. Golinveaux           34        Senior Vice President,
                                        Manufacturing and Engineering of
                                        Central Sprinkler

Anthony A. DeGregorio         38        Vice President, SprinkCAD of
                                        Central Sprinkler

Michael J. Graham             47        Vice President, International
                                        Operations of Central Sprinkler

Richard C. Hobbs              38        Vice President, Materials and
                                        Purchasing of Central Sprinkler

George S. Polan               47        Vice President, Research and
                                        Development of Central Sprinkler

Carmine L. Schiavone          31        Vice President, Piping Products of
                                        Central Sprinkler

Leonard E. Schiavone          31        Vice President, Piping Products of
                                        Central Sprinkler

Marilyn M. Thomas             38        Vice President, Distribution
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

                WILLIAM J. MEYER - Mr. Meyer was an Executive Officer of the Company until October 31, 1997 when he resigned his offices and became a Senior Consultant of Central Sprinkler. He has been a director of the Company since 1984 and a director of Central Sprinkler since 1975. He served as Chairman of the Board of Central Sprinkler and President of the Company since 1984.

                GEORGE G. MEYER - Mr. Meyer has been President and Chief Executive Officer of the Company since November 1997. He was Chief Executive Officer since 1987 and Secretary and Treasurer of the Company since 1985, and a director of the Company and President and a director of Central Sprinkler since 1984. He was Executive Vice President of the Company from 1985 to 1987.

                RICHARD P. O'LEARY - Mr. O'Leary has been a director of the Company since 1990 and Chief Operating Officer of Central Sprinkler since November 1997. He was a consultant, and he was former Vice
President of Betz Laboratories, Inc. from January 1990 through March
1991.

                JAMES R. BUCHANAN - Mr. Buchanan has been Executive Vice President, Sales of Central Sprinkler since 1996. He was Vice
President, Sales of Central Sprinkler since 1984.

                STEPHEN J. MEYER - Mr. Meyer has been Senior Executive Vice President of Central Sprinkler since November 1997. He was a director of the Company and Executive Vice President of Central Sprinkler since 1986. He has been a director of Central Sprinkler since 1983.

                WILLIAM J. PARDUE - Mr. Pardue has been Executive Vice President of Administration of Central Sprinkler since November 1997. He was Executive Vice President of Central Sprinkler since 1980.

                ALBERT T. SABOL - Mr. Sabol has been Executive Vice President, Finance and Chief Financial Officer of the Company and Central Sprinkler since November 1997. He was Executive Vice President, Finance and Administration of the Company and Central Sprinkler since 1996. He was Vice President, Finance and Chief Financial Officer of the Company and Central Sprinkler since 1986.

                JAMES E. GOLINVEAUX - Mr. Golinveaux has been Senior Vice President, Manufacturing and Engineering of Central Sprinkler since November 1997. He was Senior Vice President, Engineering of Central Sprinkler since 1996. He was Vice President, Technical Service and Engineering of Central Sprinkler since 1993 and Vice President, Technical Service of Central Sprinkler since 1992. He was Director of Technical Service from 1991 to 1992. From 1986 to 1991 he was the Design Manager for a large fire protection installation contractor.

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


                RICHARD C. HOBBS - Mr. Hobbs has been Vice President, Materials and Purchasing of Central Sprinkler since 1997. He was Vice President, Materials and Quality Assurance of Central Sprinkler since 1996 and was Director of Purchasing from 1995 to 1996. From 1990 to 1995 he was Engineering Manager.

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

                LEONARD E. SCHIAVONE - Mr. Schiavone has been Vice President of Piping Products of Central Sprinkler since 1996 and was Director of Piping Products from 1995 to 1996. He was a Marketing Manager from 1989 to 1995.

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


Fiscal 1997:
------------
                                   High       Low
                                   ----       ---

    First Quarter...............    $28 3/4   $17 1/4
    Second Quarter..............     28 1/2    17 3/4
    Third Quarter...............     28 1/4    17 1/2
    Fourth Quarter..............     22        16 1/2

Fiscal 1996:
------------
                                     High       Low
                                     ----       ---

    First Quarter...............    $38 3/4   $28 3/4
    Second Quarter..............     39 1/4    27 1/4
    Third Quarter...............     28 3/4    20
    Fourth Quarter..............     22 1/2    16

                As of December 31, 1997, there were approximately 1 thousand holders of record of Common Stock of the Company. The closing price of such stock on the NASDAQ National Market on December 31, 1997 was $18.4375.

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

                                                              Interest               Net
                                                      (1)      Expense     Net      Income
                                Net       Gross    Operating   (Income), Income     (Loss)
CONSOLIDATED OPERATIONS        Sales     Profit      Income      Net     (Loss)   Per Share
--------------------------------------------------------------------------------------------
Year Ended October 31, 1997  $221,990    $53,080(2) $   745(2) $4,322   $(2,542)(2)$(.78)(2)
Year Ended October 31, 1996   187,220     52,225(2)   8,999(2)  2,939     3,763 (2) 1.13 (2)
Year Ended October 31, 1995   158,849     51,684     15,305     1,902     8,458     2.50
Year Ended October 31, 1994   116,249     35,237      6,428       678     4,018 (3)  .80 (3)
Year Ended October 31, 1993    82,481     23,396      2,881      (295)    2,376      .50

--------------------------------------------------------------------------------------------


                                                                Long-              Total
CONSOLIDATED FINANCIAL        Working    Current     Total      Term     Total  Shareholders'
POSITION                      Capital     Ratio      Assets     Debt      Debt     Equity
--------------------------------------------------------------------------------------------
As of October 31, 1997        $84,990     2.8:1    $188,027   $79,918   $85,175   $52,898
As of October 31, 1996         35,522     1.5:1     150,918    24,674    62,914    54,392
As of October 31, 1995         47,292     2.2:1     117,360    27,516    45,391    49,550
As of October 31, 1994         53,168     3.0:1      99,061    19,391    30,955    51,101
As of October 31, 1993         38,078     2.4:1      80,303     3,544    19,001    46,563
--------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA FOOTNOTES

(1) Operating income represents income before income taxes and interest expense (income), net.
(2) After unusual fourth quarter charges of $13,200 ($8,976 net of tax or $2.74 per share) in fiscal 1997 and $3,750 ($2,362 net of tax or $.72 per share) in fiscal 1996 (See Footnote #14 of the Notes to Consolidated Financial Statements contained herein).
(3) After favorable cumulative effect of $238 ($.05 per share) due to accounting change for income taxes.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

    The following table shows, for the years indicated, the percentage relationships to net sales of the items included in the Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from year-to-year.

                     Percentage of Net Sales
                     -----------------------   Percentage Increase
                     Year Ended October 31,       (Decrease)
                     -----------------------  -------------------
                                             Year 1997  Year 1996
                       1997    1996    1995  Over 1996  Over 1995
                      -----   -----   -----  ---------  ---------

Net sales............ 100.0%  100.0%  100.0%     18.6%     17.9%
Cost of sales........  76.1    72.1    67.5      25.1      26.0
                      -----   -----   -----

Gross profit.........  23.9    27.9    32.5       1.6       1.0
                      -----   -----   -----

Selling, general and
  administrative.....  20.3    20.2    19.7      19.1      20.9
Research and
  development........   3.3     2.9     3.2      34.8       6.3
                      -----   -----   -----

                       23.6    23.1    22.9      21.1      18.8
                      -----   -----   -----

Operating income.....    .3     4.8     9.6     (91.7)    (41.2)
                      -----   -----   -----

Interest expense.....   2.2     1.8     1.5      44.0      43.5
Interest income .....   (.3)    (.2)    (.3)     23.7      (2.2)
                      -----   -----   -----
                        1.9     1.6     1.2      47.1      54.5
                      -----   -----   -----

Income (loss) before
  income taxes         (1.6)    3.2     8.4      N/M      (54.8)
Income tax provision
  (benefit)             (.5)    1.2     3.1      N/M      (53.5)
                      -----   -----   -----

Net income (loss)....  (1.1)    2.0     5.3      N/M      (55.5)
                      =====   =====   =====



N/M - Denotes not meaningful

         Fiscal 1997 was the fifth straight year of record net sales. Fiscal 1997 net sales increased to $222.0 million, $34.8 million or 18.6% from fiscal 1996 net sales of $187.2 million. The sales increases are the result of market demand for fire sprinkler products, a continued strong market share held by the Company in such market, unit, sales increases across most fire sprinkler system products, and new fire sprinkler and fittings products. The new construction market and the retrofit of existing buildings drive the worldwide demand for the Company's fire sprinklers and related products. The Company's programs in developing and expanding production and additional marketing of products continue to increase sales. The Glass Bulb and Optima(TM) fire sprinkler models, CPVC pipe and fittings and grooved fittings and couplings lead the Company's sales gains. Sales increases were realized throughout the U.S. and in international markets. In fiscal 1997, domestic sales increased 19.3% and sales outside the U.S. increased 13.6% from fiscal 1996. The Company continues to experience increased competitive conditions worldwide in the sprinkler market primarily through stiff price competition which continues to depress sales prices. The Company announced a September 1, 1997 sales price increase on most of its sprinkler and valve products in an effort to improve the Company's gross profit.

         Fiscal 1996 net sales increased $28.4 million or 17.9% to $187.2 million from fiscal 1995 net sales of $158.8 million. The sales increase reflected a continuing strong market demand for fire sprinkler products, the continued strong market share held by the Company as well as strong sales for several of the Company's fire sprinkler models. New construction and the retrofit of existing buildings drove the worldwide market demand for the Company's fire sprinklers and related products. The Company's programs to develop and expand production and marketing of products continued to increase sales. The Company experienced unit sales gains in sales of virtually all major product groups. The glass bulb fire sprinkler models led the Company's sprinkler sales gains. Strong market demand helped the Company achieve increased unit sales in other products sold for use in complete automatic fire sprinkler systems. The Company also experienced particularly strong unit sales of its valves and CPVC plastic pipe and fittings products. Sales also benefited from several new or expanded distribution centers and sales offices in the U.S. and abroad as well as the expansion of the Company's pipe and fittings product lines. In fiscal 1996, domestic sales increased 14.7% and sales outside the U.S. increased 45.8% from fiscal 1995. The Company experienced price competition which resulted in depressed sales prices. Sales were also unfavorably impacted early in the fiscal year due to severe weather conditions in many parts of the U.S. which slowed construction activity and demand as well as construction and expansion delays limiting production at the Company's grooved fittings facility in Alabama. The significant increase outside the U.S. is the result of increased marketing efforts worldwide, increased production capacity in the U.S. and at Spraysafe and new sales offices in Hong Kong and China. In July 1996, the Company announced sales list price increases of 8% on most of its sprinkler and valve products in an effort to improve the Company's gross profit.


         Cost of sales for fiscal 1997 increased to $168.9 million, an increase of $33.9 million or 25.1%. Fiscal year 1997 cost of sales included an unusual charge in the fourth quarter of $13.2 million and fiscal 1996 cost of sales included an unusual charge of $3.75 million. The unusual fourth quarter charge in fiscal 1997 was recorded to reflect the estimated expenses to be incurred over the next several years for the expansion of a voluntary program which was initiated by the Company in fiscal 1996 to encourage the testing and possible replacement of certain Omega(TM) fire sprinklers. Certain Omega(TM) sprinklers have been found to require higher than normal pressures for activation. (See Footnote #14 of the Notes to Consolidated Financial Statements). Fiscal 1997 cost of sales increased $24.5 million or 18.6% from fiscal 1996 excluding the unusual charges from both years. The net increase in cost of sales is due primarily to increased costs of manufacturing related to the higher sales volume and increased costs for raw material, labor, and overhead. The Company added more production equipment and enlarged its production space later in the year to accommodate the increasing product demand. The rapid growth led to higher than expected costs to manufacture some products and had a negative impact on the overall gross profit margin percentage before the unusual Omega(TM) charge. The Company's cost of sales in fiscal 1997 increased to 76.1% of net sales from 72.1% of net sales in fiscal 1996. This resulted in a gross margin percentage of 23.9% in fiscal 1997 compared to 27.9% in fiscal 1996. The decrease is due to the unusual charge, which was 6.0% of net sales in fiscal 1997 versus 2.0% of net sales in fiscal 1996. Excluding the unusual charges, gross margin percentage would have been 29.9% in both fiscal 1997 and 1996.

         Cost of sales for fiscal 1996, in terms of dollars of expense, increased 26.0% or $27.8 million from fiscal 1995. The increase in cost of sales was due to higher sales volume, increased costs of manufacturing and an unusual non-recurring charge in the fourth quarter of fiscal 1996. The Company's cost of sales increased to 72.1% of net sales from 67.5% of net sales in fiscal 1995. This resulted in a gross margin percentage of 27.9% in fiscal 1996 compared to 32.5% in fiscal 1995. The decrease in gross margin percentage was due to several items. In the fourth quarter of fiscal 1996, the Company recorded an unusual charge of $3.75 million resulting from the program announced by the Company to encourage customers to test and possibly replace some Omega(TM) sprinklers that were exposed to harmful substances in certain installations. (See Footnote #14 of the Notes to Consolidated Financial Statements). Excluding the unusual fourth quarter charge, cost of sales as a percent of net sales would have been 70.1% in fiscal 1996 and the gross margin percentage would have been 29.9% in fiscal 1996. Another factor reducing the gross margin percentage in fiscal 1996 from fiscal 1995 was increased costs of manufacturing sprinklers, valves and associated products. In response to increased sales volumes, the Company significantly increased production levels which resulted in some manufacturing inefficiencies. These inefficiencies along with higher raw material costs and the delay in the startup of the grooved fittings facility all contributed to the reduction in gross margin in fiscal 1996. Late in fiscal 1996 the Company experienced improvement in sprinkler and valve manufacturing efficiencies as compared to earlier in the fiscal year. The expansion of the grooved fittings facility which depressed earnings in the earlier quarters of fiscal 1996 improved in virtually all areas in the fourth quarter including improved production levels, and lower costs per unit.

         Selling, general and administrative expenses were $45.0 million in fiscal 1997, an increase of $7.2 million or 19.1% from fiscal 1996. These expenses were 20.3% of net sales in fiscal 1997 as compared to 20.2% of fiscal 1996 net sales. The selling, general and administrative expense increase was due primarily to increased selling and distribution expenses resulting from the increased sales volume and the expansion of distribution operations to better serve existing and new customers in the U.S. and internationally with expanded product lines. The Company also opened new sales locations in Hong Kong and China late in fiscal 1996. The Company continues to develop an improved distribution requirements planning system to increase distribution efficiencies and reduce costs. The increase in selling, general and administrative expenses was also due to a higher number of administrative personnel to support the Company's growth.

         Selling, general and administrative expenses increased $6.5 million or 20.9% to $37.8 million in fiscal 1996 from $31.2 million in fiscal 1995. Such expenses were 20.2% of net sales in fiscal 1996 as compared to 19.7% of net sales in fiscal 1995. The principal increases in selling, general and administrative expenses were due to the increase in sales volume and the expansion of distribution operations to better serve existing and new customers. The Company expanded five existing distribution centers to better serve those markets with more space, personnel, expanded product lines and opened a new distribution center in Cleveland, Ohio in November 1995. Sparysafe opened a sales location in Singapore in July 1995 and opened sales locations in Hong Kong and China late in fiscal 1996. The principal components of the dollar increase included salaries, fringes, freight, building and vehicle expenses.

         Research and development expenses increased to $7.4 million in fiscal 1997, an increase of $1.9 million or 34.8% from fiscal 1996. Research and development expenses were 3.3% of fiscal 1997 net sales as compared to 2.9% of fiscal 1996 net sales. The increase in research and development expenses is due primarily to higher outside expenses and additional Company facilities for expanded new product development and testing. The Company's research and development investment continues to result in new, improved and innovative products and product lines and continues to be a driving factor in the Company's growth and leadership position.

         Research and development expenses for fiscal 1996 was $5.5 million which was a 6.3% increase of $322 thousand from fiscal 1995. Research and development expenses were 2.9% of net sales in fiscal 1996 as compared to 3.2% in fiscal 1995. The research and development expense increase was due to an increase in the number of personnel for the development and testing of new and improved products. The decrease in research and development as a percent of sales was attributable to the significant increase in sales in 1996. The Company continued its emphasis on research and development to improve existing product lines and to provide innovative new products. Research and development programs are a very important part of the long term growth plan of the Company. New products have helped the Company maintain its leadership position in the fire sprinkler industry.

         Net interest expense in fiscal 1997 was $4.3 million, 1.9% of net sales, as compared to $2.9 million, 1.6% of net sales, in fiscal 1996. Interest expense was $4.9 million in fiscal 1997 compared to $3.4 million in fiscal 1996. In fiscal 1996, the Company capitalized $290 thousand of interest costs related to the grooved fittings manufacturing facility expansion and construction. No interest was capitalized in fiscal 1997. The higher interest expense was due to the overall increase in debt. Total debt was $85.2 million at October 31, 1997 as compared to $62.9 million at October 31, 1996. The additional debt was required to finance the increased growth in the Company's business, principally in manufacturing capital expenditures and increased accounts receivable and inventories. Interest income was $558 thousand in fiscal 1997 as compared to $451 thousand in fiscal 1996. A higher average investment balance in fiscal 1997 was partially offset by lower interest income rates.

         Net interest expense of $2.9 million, or 1.6% of net sales in fiscal 1996, as compared to $1.9 million, or 1.2% of net sales in fiscal 1995. Interest expense was $3.4 million, after capitalizing $290 thousand of interest incurred, in fiscal 1996 as compared to $2.4 million, after capitalizing $333 thousand in fiscal 1995. Interest expense increased due to higher levels of debt required to finance the increased growth in the Company's business, principally in manufacturing capital expenditures and increased accounts receivable and inventories. At October 31, 1996, total debt was $62.9 million as compared to $45.4 million at October 31, 1995. Interest income was $451 thousand in fiscal 1996 as compared to $461 thousand in fiscal 1995. A higher average investment balance in fiscal 1996 was offset by slightly lower interest income rates.

         The Company's effective income tax rate for fiscal 1997 was (28.99%) as compared to 37.9% in fiscal 1996. The decrease in the overall effective income tax rate is the result of a decrease in the effective state income tax rate due to the net loss for the year and an increase in anticipated federal income tax credits. Such anticipated federal income tax credits were a significantly larger percentage of pretax amounts due to the reduced pretax balance.

         The Company's effective income tax rate for fiscal 1996 was 37.9% as compared to 36.9% in fiscal 1995. The increase in the overall effective income tax rate was the result of the unfavorable impact of non-deductible expenses on the lower level of income in 1996 offset by a reduction in the effective state income tax rate and higher tax-exempt investment income as a percentage of pre-tax income as compared to fiscal 1995. The overall effective federal income tax rate includes the unfavorable effect of the market value adjustment of ESOP shares.

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

Liquidity and Capital Resources

         The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and borrowing capacity. The Company believes that these sources will be sufficient to fund the programs necessary for future operations, growth and expansion. The Company's combined cash, cash equivalents and short-term investments were $20.9 million at October 31, 1997 as compared to $15.4 million at October 31, 1996. The increase in cash and cash equivalents short-term investments is the result of normal fluctuations in operations. At October 31, 1997, the Company has $4.1 million of available borrowing capacity under a new Revolver Credit Agreement and lines of credit.

         Cash provided by operating activities in fiscal 1997 was $1.2 million as compared to $4.2 million in fiscal 1996. Net income (loss) plus non-cash items generated $15.6 million of cash in fiscal 1997 as compared to $11.2 million in fiscal 1996. The increase in fiscal 1997 as compared to fiscal 1996 was due primarily to the unusual Omega(TM) charge and the increase in depreciation partially offset by lower net income. Net cash used for working capital purposes was $14.4 million in 1997 as compared to $7.0 million in 1996 primarily as a result of increases in accounts receivable and prepaid expenses and other assets. The Company continues to produce and stock in inventory new lines of grooved fittings products. Increases in sales volume will continue to utilize operating cash flow to support increased levels of inventories and accounts receivable.

         Cash used in investing activities was $20.0 million in fiscal 1997 as compared to $21.0 million in fiscal 1996. The primary use of cash was for the acquisition of property, plant and equipment during these periods. The capital expenditures were primarily to expand manufacturing capabilities for fire sprinklers and associated components, grooved fittings product lines and the construction of a Company owned CPVC plastic manufacturing facility in Huntsville, Alabama. In addition, in fiscal 1997 the Company was required to deposit $5.0 million as security for a new loan and such amount is included in other long-term assets as of October 31, 1997.

         Cash provided by financing activities in fiscal 1997 was $22.5 million as compared to $17.7 million in fiscal 1996. The primary source of cash was from a new Revolver Credit Agreement of $50.0 million. A secured Term Loan was also obtained in the amount of $7.5 million. Proceeds of the long-term Revolver Credit Agreement and the Term Loan were used to repay $32.0 million of short-term borrowings and establish the $5.0 million investment to secure the Term Note. The remaining proceeds were used primarily to fund the increased growth in the Company's business, including working capital and capital expenditures. In fiscal 1996, the primary sources of cash were from the issuance of $11.0 million of Industrial Revenue Bonds and additional short-term borrowings. In fiscal 1995, the Company utilized $11.8 million for the repurchase of 1.2 million shares of its common stock which are being held in the treasury for possible future issuance.

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

         The Company believes its cash, cash equivalents and short-term investments, along with the Company's future earnings and borrowing capacity, provide adequate liquidity to meet the Company's obligations and to fund future growth and expansion.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share (EPS) calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of proforma EPS amounts are required and is presented in Footnote No. 2.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 established standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is the change in net assets during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 in fiscal 1999 and believes that the adoption will not have a material impact on the financial statements.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is the manner in which management organized the segments within the enterprise for making operating decisions and assessing performance. The Company will adopt SFAS No. 131 in fiscal 1999 and believes that the adoption will not have a material impact on the financial statements.

         The Company and approximately thirty other local businesses were notified by the Environmental Protection Agency ("EPA") in August 1991 that they may be a potentially responsible party with respect to a groundwater contamination problem in the vicinity of the Company's primary manufacturing plant in Lansdale, Pennsylvania. The Company has entered into an Administrative Order of Consent for Remedial Investigation/Feasibility Study ("AOC") effective May 19, 1995 with the EPA. Pursuant to the AOC, in 1996 the Company performed certain tests on the Company's property to determine whether any land owned by the Company could be a source of any of the contamination at the site. Based upon such tests management believes that the Company's operations did not contribute to this contamination problem and the Company has no liability to clean-up this site. Should the EPA mandate the Company's participation in cleanup efforts it is estimated that such costs could aggregate up to $2.7 million. The Company has not accrued for such cleanup costs.

         In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega(TM) sprinkler heads. Although the suit has been brought by owners of two homes, the plaintiffs seek to represent a class of building owners who have Omega(TM) sprinkler heads installed in their buildings. The lawsuit concerns the activation pressures of certain Omega(TM) sprinkler heads. In December of 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega(TM) sprinkler heads. The two cases should receive substantially similar treatment from the courts, and may be formally coordinated by the courts. The courts have not determined whether they will permit the actions to go forward as class actions and the complaints do not specify a dollar amount the plaintiffs are seeking. There can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition or results of operations.

         Several governmental authorities, including the United States Consumer Products Safety Commission (the "Commission"), are investigating problems regarding the Company's Omega(TM) sprinkler heads. The staff of the Commission has advised the Company that it is recommending to the Commission that it take administrative action against the Company which may require the Company to repair, replace, or refund the purchase price of, Omega(TM) sprinklers. The staff of the Commission has also invited the Company to privide additional information to refute the staff's recommendation. It is possible that the Commission or one or more of these other regulatory authorities may require the Company to take remedial action that would have an adverse effect on the Company's liquidity, financial condition or results of operations.

         In the fourth quarter of fiscal 1997, the Company recorded a charge of $13.2 million which the Company believes is adequate to cover the estimated costs of resolving the Omega(TM) lawsuits, the Commission investigations and the Company's voluntary Omega(TM) remediation program (see Footnote #14 of the Notes to the Consolidated Financial Statements) based on information available at this time. This amount is based on estimates of the number of Omega(TM) sprinklers, the action plan necessary to remediate the sprinklers and various other assumptions. In the event additional information becomes available in the future which changes management's estimates, additional provisions may be necessary.

         The Company, in the normal course of business, is party to various other claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these other matters will not have a material impact on the Company's financial position, results of operations or liquidity.

                This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the potential market and uses for the Company's sprinklers and other products, expansion plans, cost structure, the effects of competition on the structure of the markets in which the Company competes, operating performance and liquidity, litigation matters and the adequacy of the charge recorded to cover such matters, as well as information contained elsewhere in this document where statements are preceded by, following by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed in this document and other documents filed by the Company with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data.

      The consolidated financial statements of the Company for the years ended October 31, 1997, 1996, and 1995, together with the report thereon of Arthur Andersen LLP dated January 26, 1998, are set forth on pages F-1 through F-18 hereof. The supplementary financial data for the Company is set forth on page F-19 hereof.

      The remainder of the financial information required by this report is set forth on page S-1 which follows the consolitated financial statements and supplementary financial data set forth on pages F-1 through F-19 hereof. Such information is listed in Item 14(a)(2) hereof.

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

      The remainder of the information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  Executive Compensation.

      The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

      The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.          Certain Relationships and Related Transactions.

      The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

(a) The following documents are filed as a part of this report:

          (1) The financial statements and supplemental financial data required by Item 8 of this report are filed below:

FINANCIAL STATEMENTS:
                                                          Page(s)
                                                          -------

Report of Independent Public Accountants................. F-1

Consolidated Balance Sheets as of October 31, 1997 and
  1996................................................... F-2-3

Consolidated Statements of Operations for the years ended
  October 31, 1997, 1996 and 1995........................ F-4

Consolidated Statements of Cash Flows for the years
  ended October 31, 1997, 1996 and 1995.................. F-5-6

Consolidated Statements of Shareholders' Equity for the
  years ended October 31, 1997, 1996 and 1995............ F-7

Notes to Consolidated Financial Statements............... F-8-18

Supplementary Financial Data (unaudited):

                                                          Page

Quarterly Financial Data................................. F-19

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

          10(c) Form of Indemnification Agreement among Central Sprinkler
                Corporation, Central Sprinkler Company, CSC Finance Company and their Executive Officers and Directors dated September 15, 1986 (formerly 10(t))*

          10(d) 1986 Incentive Stock Option Plan, as amended to date (formerly
                10(v))*

          The following Exhibit has been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1988 as the Exhibit number indicated and is incorporated herein by reference thereto:

          10(e) Incentive Compensation Plan, as amended to date (formerly
                10(k))*

          The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1990 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

          10(f) Employment Agreement with William J. Meyer dated March 19, 1990
                (formerly 10(n))*

          10(g) Employment Agreement with George G. Meyer dated March 19, 1990
                (formerly 10(o))*

          10(h) Employment Agreement with Stephen J. Meyer dated March 19, 1990
                (formerly 10(p))*


          The following Exhibit has been previously filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1992 as the Exhibit 19 and is incorporated herein by reference thereto:

          10(i) 1988 Non-Qualified Stock Option Plan, as amended

          The following Exhibits have been previously filed with Registrant's Annual Report or Form 10-K for the year ended October 31, 1992 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

          10(j) Form of Employment Agreement, Schedule of Compensation and
                Amendment thereto dated September 22, 1992 for certain officers (formerly 10(m))*

          10(k) Employment Agreement with George S. Polan dated October 1, 1992
                (formerly 10(n))*

          10(l) Central Sprinkler Company Term Loan Agreement dated November 20,
                1992 (formerly 10(n))

          The following Exhibit has been previously filed with Registrant's Form 8-K dated August 17, 1993 as the Exhibit number indicated and is incorporated herein by reference thereto:

          10(m) Agreement to Purchase Assets dated August 12, 1993 among Sprink
                Inc., James Hardie Irrigation, Inc., J.H. Industries (U.S.A.) Inc., Central Sprink Inc., Central Sprinkler Company and Central Sprinkler Corporation (formerly Exhibit 2.1 and 10(o))

          The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1993 as the Exhibit numbers indicated and are incorporated herein by reference thereto:


          10(n) 1993 Non-Employee Director Stock Option Plan (formerly (10(r))

          The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1994 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

          10(o) Central Sprinkler 401(k) Profit Sharing Plan and Trust, as amended to date (formerly 10(s))

          10(p) Term Loan Agreement between Central Sprinkler Company and First
                Fidelity Bank, including exhibits and amendments thereto (formerly 10(t))

          10(q) Term Loan Agreement between Central Sprinkler Company and
                CoreStates Bank, N.A., including exhibits and amendments thereto (formerly 10(u))

          The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1995 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

          10(r) Amendment of Employment Agreement with William J. Meyer dated
                January 5, 1996 (formerly 10(v))*

          10(s) Amendment of Employment Agreement with George G. Meyer dated
                January 5, 1996 (formerly 10(w))*

          10(t) Amendment of Employment Agreement with Stephen J. Meyer dated
                January 5, 1996 (formerly 10(x))*

          10(u) Employment Agreement with James E. Golinveaux dated November 30,
                1995 (fomerly 10(y))*

          10(v) Amendments to Term Loan Agreement between Central Sprinkler
                Company and First Fidelity Bank (formerly 10(z))

          10(w) Amendments to Term Loan Agreement between Central Sprinkler
                Company and CoreStates Bank, N.A. (formerly 10(aa))

          10(x) Loan Agreement between Alabama State Industrial Development
                Authority and Central Castings Corporation dated as of November 1, 1995 (formerly 10(ab))

          10(y) Lease Agreement between Calhoun County Economic Development
                Council and Central Castings Corporation dated as of November 1, 1995 (formerly 10(ac))

          10(z) Letter of Credit and Reimbursement Agreement by and between First Fidelity Bank, National Association and Central Castings Corporation dated as of November 1, 1995 (formerly 10(ad))

          The following Exhibits have been previously filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996 as the Exhibit Numbers indicated and are incorporated herein by reference thereto:

          10(aa) Central Sprinkler Corporation Employee Stock Ownership Plan, as amended to date (formerly 10 (ad))

          10(ab) Central Sprinkler Corporation 1996 Equity Compensation Plan
                 (formerly 10(ae))*

          10(ac) Interest Rate and Currency Exchange Agreement between Central
                 Castings Corporation and CoreStates Bank, N.A.
                 (formerly 10 (af)

          10(ad) Construction Loan Agreement between Central CPVC Corporation and CoreStates Bank, N.A. including exhibits and amendments thereto. (formerly 10 (ag))

          The following Exhibits have been previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997 as the Exhibit Numbers indicated and are incorporated herein by reference thereto:

          10(ae) Amendments to Term Loan Agreement between Central Sprinkler
                 Company and First Union National Bank, including exhibits and amendments thereto (formerly 10(a))

          10(af) Amendments to Term Loan Agreement between Central Sprinkler
                 Company and CoreStates Bank, N.A. including exhibits and amendments thereto (formerly 10(b))

          10(ag) Amendments to Letter of Credit and Reimbursement Agreement between Central Sprinkler Company and First Union National Bank, including exhibits and amendments thereto
                 (formerly 10(c))

          The following Exhibits have been previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 as the Exhibit Numbers indicated and are incorporated herein by reference thereto:

          10(ah) Loan Agreement between Brown Brothers Harriman & Co. and
                 Central CPVC Corporation dated as of May 30, 1997 (formerly 10(a).

          The following Exhibits are filed herewith:

          10(ai) Central Castings Corporation 401(K) Profit Sharing Plan (pages
                 66-115 in the sequential numbering system)

          10(aj) Central CPVC Company 401(K) Profit Sharing Plan (pages 116-165 in the sequential numbering system)

          10(ak) Revolving Credit Facility Agreement (pages 166-283 in the sequential numbering system)

          10(al) Revolving Credit Note (pages 284-291 in the sequential numbering system)

          10(am) Revolving Credit Security Agreemment (pages 292-300 in the sequential numbering system)

          10(an) Term Loan Agreement between Central CPVC Corporation and Brown
                 Brothers Harriman & Co. (pages 301-337 in the sequential numbering system)

          10(ao) Modificaton to Brown Brothers Term Loan Agreement dated October
                 28, 1997 (pages 338-348 in the sequential numbering system)

          10(ap) Escrow Agreement among Central CPVC Corporation and Brown
                 Brothers Harriman & Co. as of October 28, 1997 (pages 349-354 in the sequential numbering system)

          10(aq) Security Agreement between Central Sprinkler Company and First
                 Union National Bank (pages 355-368 in the sequential numbering system)


          10(ar) Second Amendment to Letter of Credit and Reimbursement
                 Agreement between Central Sprinkler Company and First Union National Bank (pages 369-376 in the sequential numbering system)

          10(as) Fifth Amendment to Loan Agreement between Central Sprinkler
                 Company and First Union National Bank (pages 377-384 in the sequential numbering system)

          10(at) Employment Agreement with William J. Meyer dated November 1,
                 1997 (pages 385-388 in the sequential numbering system)*

          10(au) Consulting agreement between the Company and Churchill
                 Investment Partners, Inc. dated August 1, 1996 (pages 389-392 in the sequential numbering system)

          10(av) Consulting agreement between the Company and Bradford Ventures
                 Ltd. dated August 1, 1996 (pages 393-396 in the sequential numbering system)

          10(aw) Modification to Revolving Credit Agreement dated January 26,
                 1998 (pages 397-413 in the sequential numbering system)

          11 Statement of Computation of Earnings per Common Share (page 414 in the sequential numbering system)

          21 Subsidiaries of Registrant (page 415 in the sequential numbering system)

          23 Consent of Independent Public Accountants (page 416 in the sequential numbering system)

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CENTRAL SPRINKLER CORPORATION


                              By: /s/George G. Meyer
                                  ---------------------------------------
                                  George G. Meyer
                                  President and Chief Executive
                                  Officer

Date: January 27, 1998


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

      Signature                  Title                    Date
      ---------                  -----                    ----


/s/Winston J. Churchill       Chairman of the            January 27, 1998
-----------------------       Board and Director
Winston J. Churchill

/s/George G. Meyer            President, Chief           January 27, 1998
-----------------------       Executive Officer,
George G. Meyer               Treasurer, Secretary
                              and Director


/s/Richard P. O'Leary         Chief Operating            January 27, 1998
-----------------------       Officer and Director
Richard P. O'Leary

/s/Stephen J. Meyer           Senior Executive           January 27, 1998
-----------------------       Vice President and
Stephen J. Meyer              Director


/s/Albert T. Sabol            Executive Vice             January 27, 1998
-----------------------       President Finance
Albert T. Sabol               (Principal Financial
                              and Accounting Officer)

      Signature                  Title                    Date
      ---------                  -----                    ----

/s/William J. Meyer          Director and Senior       January 27, 1998
-------------------          Consultant
William J. Meyer

/s/Joseph L. Jackson         Director                  January 27, 1998
-------------------
Joseph L. Jackson

/s/Barbara M. Henagan        Director                  January 27, 1998
-------------------
Barbara M. Henagan

/s/Thomas J. Sharbaugh       Director                  January 27, 1998
-------------------
Thomas J. Sharbaugh

/s/Timothy J. Wagg           Director                  January 27, 1998
-------------------
Timothy J. Wagg

                               ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Central Sprinkler Corporation:

We have audited the accompanying consolidated balance sheets of Central Sprinkler Corporation (a Pennsylvania corporation) and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended October 31, 1997, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Sprinkler Corporation and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended October 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

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


Philadelphia, Pa.,
  January 26, 1998

Central Sprinkler Corporation and Subsidiaries
Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share)

                                                  October 31,
                                              -------------------
ASSETS                                        1997        1996
-----------------------------------------------------------------

Current Assets:

  Cash and cash equivalents               $   6,568    $   2,884
    Short-term investments                   14,288       12,466
    Accounts receivable, less allowance
      for doubtful receivables of
      $5,949 in 1997 and $4,622
    in 1996, respectively                    48,048       38,518
    Inventories                              50,450       43,414
  Deferred income taxes                       8,227        7,245
    Prepaid expenses and other assets         3,414          610
                                          ---------    ---------
      Total current assets                  130,995      105,137
                                          ---------    ---------

Property, Plant and Equipment:

    Land                                        811          810
  Buildings and improvements                 14,464       10,246
  Machinery and equipment                    55,567       47,122
  Furniture and fixtures                      2,570        1,988
                                          ---------    ---------

                                             73,412       60,166

    Less - Accumulated depreciation         (25,480)     (18,807)
                                          ---------    ---------

                                             47,932       41,359
                                          ---------    ---------
Goodwill, less accumulated
  amortization of $3,514 in 1997
  and $3,263 in 1996, respectively            2,508        2,759
                                          ---------    ---------


Other Assets                                  6,592        1,663
                                          ---------    ---------

                                          $ 188,027    $ 150,918
                                          =========    =========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                                                  October 31,
                                             -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY           1997          1996
--------------------------------------------------------------------

Current Liabilities:

  Short-term borrowings                      $   2,403    $  34,390
    Current portion of long-term debt            2,854        3,850
    Accounts payable                            27,626       19,993
    Accrued expenses                            12,713       10,388
    Accrued income taxes                           409          994
                                             ---------    ---------

        Total current liabilities               46,005       69,615
                                             ---------    ---------

Long-Term Debt                                  79,918       24,674
                                             ---------    ---------

Other Noncurrent Liabilities                     9,010          448
                                             ---------    ---------

Deferred Income Taxes                              196        1,789
                                             ---------    ---------

Commitments and Contingent
  Liabilities (Note 14)

Shareholders' Equity:
    Common stock, $.01 par value;
    shares authorized - 15,000;
    issued - 5,568 in 1997 and
    5,474 in 1996, respectively                     56           55

    Additional paid-in capital                  31,059       29,763

    Retained earnings                           44,160       46,702

    Cumulative translation
    adjustments                                    184           (7)

    Deferred cost-Employee Stock
    Ownership Plan (ESOP)                       (5,652)      (6,018)
                                             ---------    ---------


                                                69,807       70,495

    Less - Common stock in treasury,
    at cost -  1,722 shares in 1997
    and 1,680 shares in 1996, respectively     (16,909)     (16,103)
                                             ---------    ---------

       Total shareholders' equity               52,898       54,392
                                             ---------    ---------

                                             $ 188,027    $ 150,918
                                             =========    =========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share)

                                                      Year Ended October 31,
                                             -----------------------------------
                                               1997         1996         1995
--------------------------------------------------------------------------------

Net Sales                                   $ 221,990    $ 187,220    $ 158,849

Cost of Sales                                 168,910      134,995      107,165
                                            ---------    ---------    ---------

    Gross profit                               53,080       52,225       51,684
                                            ---------    ---------    ---------

Operating Expenses:

    Selling, general and
      administrative                           44,984       37,771       31,246

    Research and development                    7,351        5,455        5,133
                                            ---------    ---------    ---------


                                               52,335       43,226       36,379
                                            ---------    ---------    ---------

  Operating income                                745        8,999       15,305
                                            ---------    ---------    ---------

Interest Expense (Income):

  Interest expense                              4,880        3,390        2,363
  Interest (income)                              (558)        (451)        (461)
                                            ---------    ---------    ---------

                                                4,322        2,939        1,902
                                            ---------    ---------    ---------

    Income (loss) before income taxes          (3,577)       6,060       13,403

Income Tax Provision (Benefit)                 (1,035)       2,297        4,945
                                            ---------    ---------    ---------


Net Income (Loss)                           $  (2,542)   $   3,763    $   8,458
                                            =========    =========    =========


Net Income (Loss) per Common Share          $    (.78)   $    1.13    $    2.50
                                            =========    =========    =========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
                                                      Year Ended October 31,
                                             -----------------------------------
                                               1997         1996         1995
--------------------------------------------------------------------------------

Operating activities:

Net income (loss)                              $ (2,542)   $  3,763    $  8,458
Noncash items included in net income (loss):
  Depreciation and amortization                   6,924       4,731       3,520
  Deferred income taxes                          (2,711)     (1,878)       (144)
  Deferred costs                                    713         818         529
  Unusual Omega charge                           13,200       3,750         --
Decrease (increase) in -
        Accounts receivable, net                 (9,530)     (6,832)     (6,779)
        Inventories                              (7,036)     (7,459)     (7,302)
        Prepaid expenses and other assets        (2,804)         40         252
Increase (decrease) in -
        Accounts payable                          7,633       7,269       4,993
        Accrued expenses                         (2,175)       (258)      1,595
        Accrued income taxes                       (449)        232      (1,260)
                                               --------    --------    --------

Cash provided by
  operating activities                            1,223       4,176       3,862
                                               --------    --------    --------

Investing activities:

    Acquisition of property, plant
    and equipment                               (13,246)    (17,813)    (16,047)
    Sale of short-term investments                5,450       5,716      22,069
    Purchase of short-term investments           (7,272)     (8,103)    (13,814)
    Other long-term assets                       (4,929)       (722)         (9)
                                               --------    --------    --------

Cash used for investing
    activities                                  (19,997)    (20,972)     (7,801)
                                               --------    --------    --------

Financing activities:

  Short-term (repayments) borrowings, net       (31,987)      9,328      16,576
  Purchase of treasury stock                       --          --       (11,750)
  Proceeds from long-term debt                   57,575      12,018         948
  Repayments of long-term debt                   (3,327)     (3,823)     (3,088)
  Proceeds from exercised
    stock options                                     6          31         745
  Tax benefits from exercised
    stock options                                  --             9         368
  Other - net                                       191          92         (23)
                                               --------    --------    --------

Cash provided by financing
  activities                                     22,458      17,655       3,776
                                               --------    --------    --------

Increase (decrease) in cash and
    cash equivalents                              3,684         859        (163)
Cash and cash equivalents
    at beginning of year                          2,884       2,025       2,188
                                               --------    --------    --------
Cash and cash equivalents
    at end of year                             $  6,568    $  2,884    $  2,025
                                               ========    ========    ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Amounts in thousands)
                                               Year Ended October 31,
                                         --------------------------------------
                                         1997          1996         1995
--------------------------------------------------------------------------------

Supplemental disclosures of
  cash flow information:

Cash paid (received)
  during the year for:

    Interest expense                      $  4,946       $  3,466      $  2,638
                                          ========       ========      ========

    Income taxes                          $  4,431       $  3,943      $  6,061
                                          ========       ========      ========

  Interest income                         $   (554)      $   (485)     $   (854)
                                          ========       ========      ========


Supplemental schedule of
non-cash investing and
financing activities:

Refinancing of short-term
borrowings with long-term
debt                                      $    --        $   --        $ 11,000
                                          ========       ========      ========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)


                                                                                                      Unrealized
                                                      Additional              Cumulative    Deferred   Investment  Treasury
                                    Common Stock       Paid-in    Retained   Translation     Cost-     Holding     Stock,
                                  Shares     Amount    Capital    Earnings   Adjustments     ESOP     Gains, Net   Common
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1994          5,398   $     54   $ 27,674   $ 34,481    $    (76)   $ (6,679)   $   --      $ (4,353)

  Purchase of 1,237 shares
    of common stock for treasury    --         --         --         --          --          --          --       (11,750)
  Unrealized investment
    holding gains, net              --         --         --         --          --          --            10        --
  Exercise of stock options           74          1      1,112       --          --          --          --          --
  Annual ESOP costs                 --         --          332       --          --           319        --          --
  Translation adjustments           --         --         --         --           (33)       --          --          --
  Net income                        --         --         --        8,458        --          --          --          --
                                  ------   --------   --------   --------    --------    --------    --------    --------

Balance, October 31, 1995          5,472         55     29,118     42,939        (109)     (6,360)         10     (16,103)

    Unrealized investment
      holding losses, net           --         --         --         --          --          --           (10)       --
    Exercise of stock options          2       --           40       --          --          --          --          --
    Annual ESOP costs               --         --          605       --          --           342        --          --
    Translation adjustments         --         --         --         --           102        --          --          --
    Net income                      --         --         --        3,763        --          --          --          --
                                  ------   --------   --------   --------    --------    --------    --------    --------

Balance, October 31, 1996          5,474         55     29,763     46,702          (7)     (6,018)       --       (16,103)

  Exercise of stock options           94          1        811       --          --          --          --          (806)
  Annual ESOP costs                 --         --          485       --          --           366        --          --
  Translation adjustments           --         --         --         --           191        --          --          --
  Net loss                          --         --         --       (2,542)       --          --          --          --
                                  ------   --------   --------   --------    --------    --------    --------    --------

Balance, October 31, 1997          5,568   $     56   $ 31,059   $ 44,160    $    184    $ (5,652)   $   --      $(16,909)
                                  ======   ========   ========   ========    ========    ========    ========    ========

The accompanying notes are an integral part of these statements.

Central Sprinkler Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share)

1.   Summary of Significant Accounting Policies:

         The Company-The Company's operations are conducted in one business segment as a manufacturer and distributor of components used in automatic fire sprinkler systems. These fire sprinkler system components are used in commercial, industrial, residential and institutional properties and are sold to over 3 thousand customers, most of which are sprinkler installation contractors.
         Principles of Consolidation-The consolidated financial statements include the accounts of Central Sprinkler Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.
         Cash Equivalents-The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows.
         Short-Term Investments-The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115). The Company's short-term investments have been categorized as available for sale and as a result are stated at fair value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized. All of the Company's investment holdings have been classified in the consolidated balance sheet as current assets.
         Inventories-Inventories are stated at the lower of cost (first-in, first-out) or market.
         Property, Plant and Equipment-Property, plant and equipment are stated at cost. Depreciation and amortization are being recorded on a straight-line basis over the estimated lives of the assets which range from 3 to 20 years. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) effective November 1, 1996. SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.
         Goodwill-Goodwill represents the excess of the purchase cost of net assets acquired over their fair market value and is amortized primarily on a straight-line basis over 25 years. The Company considers goodwill to be fully realizable through future operations.
         Fair Value of Financial Instruments-The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable, account payable and accrued expenses are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of October 31, 1997 the carrying values are considered to approximate their respective fair values. See
Note 7 for the terms and carrying values of the Company's various debt instruments.
         Foreign Currency Translation-Assets and liabilities of a foreign subsidiary are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.
         Research and Development Costs-Costs of research, new product development and product redesign are expensed as incurred.
         Income Taxes-The Company accounts for income taxes under

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax liabilities and assets are recognized for the tax effects of difference between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actualy paid or recovered.
         Net Income (Loss) Per Common Share-Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options). Net loss per share is computed using the weighted average number of shares of common stock outstanding.
         Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual amounts could differ from those estimates.
         New Accounting Pronouncements-The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share (EPS) calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required and is presented in Footnote No. 2.
         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 established standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is the change in net assets during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 in fiscal 1999 and believes that the adoption will not have a material impact on the financial statements.
  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is the manner in which management organized the segments within the enterprise for making operating decisions and assessing performance. The Company will adopt SFAS No. 131 in fiscal 1999 and believes that this adoption will not have a material impact on the financial statements.
  Reclassifications-Certain reclassifications of previously reported balances have been made to conform with the current year classification of such balances.

2. Net Income (Loss) Per Common Share:
         The shares used in computing net income (loss) per common share were 3,239, 3,330,and 3,382 for the years ended October 31, 1997, 1996 and 1995, respectively. Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans"

(SOP) requires that unreleased shares of the Company's stock in the Employee Stock Ownership Plan ("ESOP") are excluded from the average number of common shares outstanding when computing net income (loss) per common share. In accordance with this SOP, 604, 640 and 672 unreleased ESOP shares were excluded from the shares used in computing net income (loss) per common share in fiscal year 1997, 1996 and 1995, respectively.

         Proforma basic EPS and diluted EPS, in accordance with SFAS No. 128, would have been as follows:

                               Year ended October 31,
                               ----------------------
                                1997     1996   1995
                               ------   -----   -----
Pro forma basic net
  income (loss) per
  common share                  $(.78)  $1.19   $2.62
                                =====   =====   =====
Pro forma diluted net
  income (loss) per
  common share                  $(.78)  $1.13   $2.50
                                =====   =====   =====
Weighted average common
  shares outstanding used
  for proforma basic net
  income (loss) per
  common share                  3,239   3,153   3,230

Dilutive effect of common
  stock options
  outstanding                    --       177     152
                                -----   -----   -----
Weighted average common and
 common equivalent shares
  outstanding used for
  proforma diluted net income
  (loss) per common share       3,239   3,330   3,382
                                =====   =====   =====

3. Foreign Operations:

         The Company owns Spraysafe Automatic Sprinklers Limited ("Spraysafe"), a Company in the United Kingdom. Spraysafe manufactures sprinkler heads and distributes these and other products in Europe and other foreign countries.
         Significant financial information about Spraysafe's operations consist of the following -

                   Year Ended October 31,
                   ----------------------
                   1997     1996      1995
                   ----     ----      ----

Sales           $17,254   $16,807   $11,210
Operating
  income          1,264     1,390     1,202
Net income          495       789       699
Total
  assets         12,382    10,803     7,903
Total
  liabilities     7,747     6,799     4,862
-------------------------------------------

Foreign and export net sales for the Company are comprised of the following -

                   Year Ended October 31,
                   ----------------------
                   1997     1996      1995
                   ----     ----      ----
Pacific and
  Far East    $10,485   $10,127   $ 6,679
Europe          6,426     7,038     4,901
Canada          6,151     4,847     3,987
Other           3,519     1,379       478
              -------   -------   -------
              $26,581   $23,391   $16,045
              =======   =======   =======

4. Short-Term Investments:

         The following is a summary of the estimated fair value of available for sale securities by balance sheet classification -

                             October 31,
                             -----------
                            1997      1996
                            ----      ----
Cash Equivalents:
  U.S. Money Market
  Funds and Time
  Deposits                $ 4,978   $   872
                          =======   =======

Short-Term Investments:
  Tax-Exempt
  Securities              $14,288   $12,466
                          =======   =======

         Gross unrealized holding gains and losses for the years ended October 31, 1997, 1996 and 1995 were not material.The net unrealized holding gains for the years ended October 31, 1997, 1996, and 1995 have been recorded as a separate component of shareholders' equity. The gross proceeds from sales and maturities of investments were $5,450, $5,716, and $22,069 for the years ended October 31, 1997, 1996 and 1995, respectively. Gross realized gains and losses for the years ended October 31, 1997, 1996 and 1995 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.
     Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months.

5. Inventories:

Inventories consist of the following-

                      October 31,
                      -----------
                     1997     1996
                     ----     ----
Raw materials
  and work in
  process          $16,053  $12,957
Finished goods      34,397   30,457
                   -------  -------
                   $50,450  $43,414
                   =======  =======


6. Shareholders' Equity:

         Redeemable Preferred Stock-The Company has authorized 2,000 shares of Redeemable Preferred Stock, $.01 par value. At October 31, 1997, 1996 and 1995, there were no shares issued and outstanding.
         Treasury Stock-The Company repurchased 1,237 shares of its common stock on December 21, 1994 at a cost of $11,750. Treasury stock increased by 42 shares in fiscal 1997 through the surrendering to the Company of such shares as payment for the exercise of stock options. There were no repurchases in fiscal 1996. All shares are being held in the treasury for possible future issuance.
         Stock Options-The Company has stock option plans ("option plans") which cover a maximum of 1,573 shares of common stock which may be granted. The option plans provide for the granting of 713 nonqualified or incentive stock options under a plan adopted in 1988 and amended in fiscal 1991 and 800 nonqualified stock options under a plan adopted in 1996. Under a plan adopted in 1993, the Company can issue up to 60 nonqualified options under a non-employee director stock option plan. Options have been granted to officers, other key employees and non-employee directors at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of the grant. The options become exercisable after the date of the grant and expire ten years from the date of grant.
         The following table presents data related to the Option Plans-

                                       Weighted
                  Stock    Option      Average
                 Options    Price       Price
                 -------    -----       -----
October 31, 1994   529   $8.60-$13.80   $11.53
Granted             12          15.60    15.60
Exercised          (73)   8.60- 13.80     9.99
                  ----
October 31, 1995   468    8.60- 15.60    11.86
Granted            112          29.95    29.95
Exercised           (2)         13.00    13.00
                  ----

October 31, 1996   578    8.60- 29.95    15.34
Granted            459   24.05- 50.00    39.80
Cancelled           (5)          8.60     8.60
Exercised          (94)          8.60     8.60
                  ----
October 31, 1997   938  $10.52-$50.00   $27.95
                  ====

Exercisable Options:
October 31, 1995   468   $8.60-$15.60   $11.86
October 31, 1996   502    8.60- 29.95    13.18
October 31, 1997   856    8.60- 50.00    27.99


         At October 31, 1997, 213 stock options were available for grant under the 1988 plan, 12 stock options were available for grant under the 1993 plan and 398 stock options were available for grant under the 1996 plan.
            Information with respect to the options outstanding under the option plans are summarized as follows-

                           Range of
                         Exercise Prices
                         ---------------
                    $8.60-$15  $15-$30  $30-$50
                    ---------  -------  -------
October 31, 1997:
  Options
  outstanding           359        213     366

  Weighted average
  remaining life        2.2        8.7     9.1

  Weighted average
  exercise price     $12.59     $22.74  $43.11

  Options
  exercisable           359        131     366

  Weighted average
  exercise prices    $12.59     $27.89   $43.11

         The Company applies Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date, as prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows-

                          October  31,
                          ------------
                         1997    1996
                         ----    ----
Net income (loss) -
 as reported           $(2,542) $3,763
Net income (loss) -
 pro forma              (7,568)  3,458
Net income (loss)
 per share-as reported    (.78)   1.13
Net income (loss)
 per share-pro forma     (2.37)   1.04

         The weighted average fair value of each stock option granted during the fiscal years ended October 31, 1997 and 1996 was $15.81 and $18.09, respectively. As of October 31, 1997, the weighted average remaining contractual life of each stock option outstanding was 6.4 years. The weighted average remaining contracutal life of each stock option awarded during the years ended October 31, 1997 and 1996 was 9.1 and 9.0 years, respectively. The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions for both fiscal 1997 and 1996: no expected dividend yield; expected volatility-50%; risk-free interest rate of 6% and an expected life of 8.8 and 7.0 years. As the result of additional option grants that may be made in future years, the pro forma disclosures may not be representative of pro forma effects of reported net income for future years.

7. Debt:

         The Company's long-term debt consists of the following-

                         October 31,
                     -------------------
                       1997       1996
                     --------   -------
Revolver Credit
  Agreement          $50,000    $    -
Term Loan              7,500         -
Industrial Revenue
  Bonds               10,450     10,450
Term Loan              6,417      7,417
Term Loan              6,500      7,500
Mortgage Loans           925      1,067
Foreign Term Loan        980      1,090
Term Note                --       1,000
                     -------    -------
                      82,772     28,524
Less-Current portion  (2,854)    (3,850)
                     -------    -------
                     $79,918    $24,674
                     =======    =======

         The Company obtained a three year Revolver Credit Agreement loan in the amount of $55 million in October 1997. The Company used $50,000 of the revolver to repay short-term borrowings which were demand loans under lines of credit and to establish a $5,000 investment escrow account as additional security for a Term Loan and to fund operations. The Revolver is secured by a percentage of accounts receivable, inventories and certain property, plant and equipment of the Company. The maximum borrowing is limited by a borrowing base percentage of eligible amounts of the aforementioned security. At October 31, 1997, the variable interest rate on the Revolver was 6.5%. Approximately $2,800 of the Revolver was unused and available for use at October 31, 1997 based on the borrowing base formula.
         The Company obtained a $7,500 Term Loan on May 30, 1997. The Term Loan maturity was the earlier of May 31, 2000 or the conversion of the Term Loan into an Industrial Revenue Bond. The Term Loan bears interest at a variable rate, which was 6.375% at October 31, 1997, with interest payable quarterly. In December 1997, the Term Loan was refinanced through the issuance of First Mortgage Industrial Development

Revenue Bonds Series 1997,principal amount $7,500 issued by the Industrial Development Board of the City of Huntsville, Alabama ("IDB's"). The IDB's are secured by substantially all of the assets of the CPVC plastic pipe and fittings subsidiary and $5,000 of pledged investments which have been classified in other long-term assets. The IDB's have a 15 year term and is payable in annual installments of $500 and bears interest at a variable rate which was 6.375% at date of issuance.
         The Company's Industrial Revenue Bonds consist of principal amount of $8,000 State of Alabama Industrial Development Authority Adjustable Convertible Taxable Industrial Revenue Bonds and principal amount of $3,000 Calhoun County (Alabama) Economic Development Council Adjustable Convertible Taxable Industrial Revenue Bonds ("IRB's")which were issued in November 1995. The IRB's have a 20 year term and are payable in annual installments of $550 and bear interest at a variable rate which was 5.6% at October 31, 1997. The IRB's are collateralized by a letter of credit and are subject to early redemption under certain circumstances. In January 1996, the Company entered into an interest rate swap agreement which fixes the interest rate on the IRB's in order to reduce the impact of changes in interest rates. The interest rate is fixed at 6.13% for the remainder of the 20 year term. Interest expense is recorded monthly at the fixed rate plus related fees. The difference between the variable rate paid to IRB bondholders and the fixed rate costs are settled monthly between the Company and a bank which is party to the swap agreement. As of October 31, 1997, the swap agreement has a notional principal balance of $10,450 and the swap agreement matures at the time the related IRB's mature. The swap agreement is with a large national bank and the Company does not anticipate nonperformance by the counterparty.
      In January 1996, the Company converted the two long-term loans and the mortgage loan secured by the Company's primary manufacturing facility from a variable interest rate option to a fixed interest rate option under the terms of the respective loan agreements.
         The Company obtained two $10,000 ten-year term loans from banks in fiscal 1994. These term loans were unsecured and the proceeds of such loans were used to refinance borrowings under unsecured lines of credit from such banks. The additional loan proceeds were used primarily for working capital purposes and the acquisition and expansion of facilities to accommodate the growth in the Company's business. One term loan is payable through 2004 in monthly principal installments of $84 and bears interest at a fixed rate which was 6.67% at October 31, 1997. The other term loan is payable through 2004 in quarterly principal installments of $250 and bears interest at a fixed rate which was 6.48% at October 31, 1997.
         In October 1997 the two Term Loans were converted from unsecured loans to secured loans pursuant to provisions connected with the new Revolver Credit Agreement loan. The Company's accounts receivable, inventories and certain property, plant, and equipment are shared collateral among the banks holding the Term Loans and the Revolver Credit Agreement loan.
         For both the Term Loans and the Revolver, the Company must maintain certain tangible net worth, certain financial ratios and other requirements under the provisions of these loan agreements. As of October 31, 1997, the Company is in compliance with these loan agreements, as amended.
      The Company's mortgage loans consist of two mortgages. One mortgage is secured by the Company's primary manufacturing facility and is payable through 2002 in monthly installments of $6 and bears interest at a fixed rate which was 6.20% at October 31, 1997. The second mortgage note was obtained in August 1996 for land and buildings for expanded corporate offices and is payable through 2006 in monthly installments of $6 and bears interest at a variable rate which was 8.25% at October 31, 1997.

         In fiscal 1996, Spraysafe refinanced a five-year unsecured term loan obtained in 1995 with a seven-year term loan in the amount of $1,065. This loan is secured by machinery and equipment and is payable through 2003 in monthly installments of $10 and bears interest at a variable rate which was 8.125% at October 31, 1997. The loan proceeds were used primarily for machinery and equipment and the expansion of Spraysafe's manufacturing facility. Spraysafe has short-term borrowings in the form of a demand loan which is payable in British pounds in the amount of $2,403 at October 31, 1997. This loan bears interest at a variable interest rate which was 8.25% and 7.125% at October 31, 1997 and 1996, respectively.
          Approximately $1,280 of the Company's lines of credit were unused and available for use at October 31, 1997.
         Annual principal payments required under long-term debt obligations are as follows-

              Fiscal Year
              -----------

        1998             $ 2,854
        1999               3,354
        2000              53,354
        2001               3,354
        2002               3,305
        Thereafter        16,551
                         -------
                         $82,772
                         =======


8. Capitalized Interest:

         The interest cost incurred by the Company for fiscal year 1997, 1996 and 1995 amounted to $4,880, $3,680,and $2,696, respectively. No interest was capitalized in fiscal 1997. The Company capitalized $290 and $333 of interest cost in fiscal years 1996 and 1995, respectively, in connection with the expansion of the foundry and manufacturing facility for piping system components.

9. Income Taxes:

         The following table summarizes the source of income loss before income taxes and information concerning the income tax provision (benefit)-

                            Year Ended October 31,
                      ------------------------------
                      1997          1996        1995
                      ----          ----        ----
Income (loss) before
income taxes-
  Domestic         $(4,372)      $ 4,876       $12,284
  Foreign              795         1,184         1,119
                   -------        ------       -------
Total              $(3,577)       $6,060       $13,403
                   =======        ======       =======

Income tax provision (benefit):
Current-
  Federal          $ 1,287        $3,040       $ 3,674
  State                 89           740         1,067
  Foreign              300           395           348
                   -------        ------       -------
Total                1,676         4,175         5,089
                   -------        ------       -------

Deferred-
  Federal           (2,622)       (1,386)           54
  State                (89)         (492)         (270)
  Foreign                -             -            72
                   -------        ------       -------
Total               (2,711)       (1,878)         (144)
                   -------        ------       -------

Total tax provision
  (benefit)        $(1,035)       $2,297       $ 4,945
                   =======        ======       =======



         Income tax provision (benefit) differs from the amount currently payable or receivable because certain revenues and expenses are reported in the statement of operations in periods which differ from those in which they are subject to taxation. The principle differences in timing between the statement of operations and taxable income involve certain accrued expenses and reserves not currently deductible for tax purposes,tax regulations which limit deductions for bad debt expense, the uniform cost capitalization rules and different methods used in computing tax and book depreciation. Such differences are recorded as deferred income taxes in the accompanying balance sheets under the liability method.
         The components of the deferred income tax assets and liabilities, measured under SFAS No. 109 at the beginning and end of the fiscal year, are listed below. There is no valuation reserve for deferred tax assets.

                      10/31/97 11/1/96
                      -------  --------
Deferred Tax Assets-
-------------------
  Accounts receivable  $2,654  $2,129
  Inventories           2,950   2,672
  Pensions                124     179
  Patents                 690     613
  ESOP                    429     362
  Omega costs           3,721   1,009
  Other non-deductible
    liabilities         1,446   1,015
                       ------   -----

  Deferred tax assets  12,014   7,979
                       ------   -----
Deferred Tax Liabilities-

  Depreciation         (2,570) (1,762)
  Other                (1,413)   (761)
                       ------   -----

  Deferred tax
    liabilities        (3,983) (2,523)
                       ------   -----
Net Deferred Tax Asset $8,031  $5,456
                       ======  ======


         The effective tax rate is reconciled to the statutory U.S. Federal income tax rate as follows-

                        Year Ended
                        October 31,
                   -------------------
                   1997   1996   1995
                   ----   ----   ----
U.S. Federal
  statutory rate  (34.0)% 34.0%  34.0%
Amortization of
  goodwill         (2.2)   1.3     .6
State income taxes,
  net of U.S.
   Federal benefit    -    3.3    3.9
Income tax credits
  utilized         10.5   (1.3)  (1.6)
Tax-exempt
  interest          4.9   (2.3)  (1.0)
Market value
  adjustment of
  ESOP shares      (4.4)   3.1     .8
Other              (3.7)   (.2)    .2
                   ----   -----   ---

                  (28.9%) 37.9%  36.9%
                  =====   ====   ====

10. Related-Party Transactions:

         The Company has financial consulting agreements with companies affiliated with certain of its directors/shareholders. These agreements provide for annual fees of $200 per year plus out-of-pocket expenses. One of these agreements extends through October 1998 and automatically renews for an additional year unless notice of cancellation is given.
         The Company leases an aircraft from a business in which a director and executive officer of the Company is the sole proprietor. For the years ended October 31, 1997, 1996, and 1995, the Company recorded lease expense of $439, $395, and $322, respectively.
         The Company expensed $361, $346, and $594 in the years ended October 31, 1997, 1996, and 1995, respectively, for legal fees to a firm having a member who is also a director of the Company.

11. Leases:

         The Company has operating leases for its warehousing facilities and certain transportation and office equipment. The total rental expense for the years ended October 31, 1997, 1996 and 1995 was $1,949, $1,325, and $1,118
respectively. The future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year as of October 31, 1997 are as follows-




              Fiscal Year
              -----------

         1998           $  1,926
         1999              1,294
         2000                770
         2001                589
         2002                222

12. Incentive Compensation Plans:

         The Company has an Incentive Compensation Plan which provides awards to officers and other employees of the Company. Amounts credited to the incentive compensation fund are 8% of monthly operating income, as defined in the Plan, if monthly operating income meets specified levels. Another plan provides three executive officers with a bonus based on annual net income in excess of the 1985 base income level at a combined rate of 2 1/2% of the increase.
         The total amounts charged to expense for all such plans were $1,088, $1,013 and $1,553 for the years ended October 31, 1997, 1996 and 1995, respectively. Awards from the Incentive Compensation Plan are made to officers and other employees based on both specified percentage participation in the Plan as well as special awards determined at the discretion of the Company's Chairman.

13.  Employee Benefit Plans:

         Certain of the Company's manufacturing employees are covered by a union-sponsored, collectively bargained, Multiemployer Pension Plan. The Company contributed and charged to expense $359, $277 and $248 for the years ended October 31, 1997, 1996 and 1995, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. At October 31, 1997, the Company had no liability for unfunded vested benefits of this plan.
     The Company sponsors 401(K) Profit Sharing Plans which cover certain employees not covered by collective bargaining agreements and maintains Deferred Compensation Plans which provide retirement benefits for certain officers. The expense under these plans was $275, $222 and $189 for the years ended October 31, 1997, 1996 and 1995, respectively.

         The Company has an Employee Stock Ownership Plan ("ESOP") which covers certain employees not covered by collective bargaining agreements. At October 31, 1997, the ESOP holds 777 shares of the Company's common stock. On April 28, 1993, the ESOP purchased 750 shares of the Company's common stock in a leveraged transaction at a market value of $9.70 per share for a total cost of $7,275. The total cost of the plan for this transaction is being amortized over 15 years. The unamortized cost is reported as Deferred Cost-ESOP in the equity section of the accompanying balance sheets. The ESOP issued a note payable to the Company which will be repaid over 15 years with interest at a variable rate. This note will be repaid from cash contributed to the plan by the Company. The stock will be committed to be released to the eligible employees over 15 years based upon the annual principal and interest payments made by the ESOP on the note payable to the Company. As required under SOP 93-6, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. The difference between cost and fair market value of committed to be released common shares, which was $485, $605 and $332 for the years ended October 31, 1997, 1996, and 1995, respectively is recorded in additional paid-in capital.

  The ESOP shares are summarized as follows-
                         October 31,
                         -----------
                        1997    1996
                        ----    ----
Committed to be
  released shares        194     157
Unreleased shares        583     621
                     ------- -------
  Total ESOP shares      777     778
                     ======= =======
Fair value of
  unreleased share   $10,861 $11,023
                     ======= =======



      The ESOP expense for the years ended October 31, 1997, 1996 and 1995 was $851, $947 and $651, respectively.

14. Commitments and Contingent Liabilities:

Unusual Omega(TM) Charge

         The Company recorded an unusual fourth quarter fiscal 1997 charge of $13,200 ($8,976 net of tax) which the Company believes is adequate to cover the estimated future costs associated with the expansion of a voluntary program over the next several years which was initiated by the Company to encourage the testing and possible replacement of certain Omega(TM) fire sprinklers. This amount is based on estimates of the number of Omega(TM) sprinklers, the action plan necessary to remediate these sprinklers and various other assumptions. As of October 31, 1997, $8,700 of such amount has been classified as an noncurrent liability and $4,500 has been included in accrued expenses. Some Omega(TM) sprinklers have been found to require higher than normal pressure for activation. The Company initiated this program in the fourth quarter of fiscal 1996 and recorded an unusual charge of $3,750 ($2,362 net of tax) at that time. In fiscal 1996, the Company became aware of potential problems in certain steel pipe systems utilizing Omega(TM) sprinklers. The addition of stop-leak products or the presence of excessive hydrocarbons has been found in certain circumstances to affect the operation of such sprinklers. In order to assess the extent of the problems, the Company in 1996 strongly recommended that a sampling of Omega(TM) sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company reviews each situation with the building owner and develops an appropriate action plan, if needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners and to maintain customer goodwill. The Company continues to be an active participant with building owners in testing sprinklers and remediating the problem. The Company provides kits to test installed sprinklers and continues to monitor the results of the tests and costs incurred.

                In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega(TM) sprinkler heads. Although the suit has been brought by owners of two homes, the plaintiffs seek to represent a class of building owners who have Omega(TM) sprinkler heads installed in their buildings. The lawsuit concerns the activation pressures of certain Omega(TM) sprinkler heads In December of 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega(TM) sprinkler heads. The two cases should receive substantially similar treatment from the courts, and may be formally coordinated by the courts. The courts have not determined whether they will permit the actions to go forward as class actions and the complaints do not specify a dollar amount the plaintiffs are seeking. There can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition or results of operations.

                Several governmental authorities, including the United States Consumer Products Safety Commission (the "Commission"), are investigating problems regarding the Company's Omega(TM) sprinkler heads. The staff of the Commission has advised the Company that it is recommending to the Commission that it take administrative action against the Company which may require the Company to repair, replace, or refund the purchase price, of Omega(TM) sprinklers. The staff of the Commission has also invited the Company to provide additional information to refute the staff's recommendation. It is possible that the Commission or one or more of these other regulatory authorities may require the Company to take remedial action that would have an adverse effect on the Company's liquidity, financial condition or results of operations.

                The $13,200 charge is believed to be adequate to cover the estimated costs of resolving the Omega(TM) lawsuits, the Commission investigations and the voluntary Omega(TM) remediation program based on information available at this time. In the event additional information becomes available in the future which changes management's estimates, additional provisions may be necessary.

Agreements and Contracts

     The Company is a party to patent licensing agreements to manufacture and sell certain types of sprinkler devices. Under the terms of the agreements, the Company is required to pay a royalty on net commissioned sales (as defined in the agreements) of the licensed product during the terms of the patents. The expense under these agreements was $76, $323 and $417 for the years ended October 31, 1997, 1996 and 1995, respectively.
         The Company has employment contracts with certain officers under which their employment could not be terminated without five years prior notice. In addition, the Company has entered into an employment agreement with an employee director for consulting services under which the monthly consulting fee of $30 is payable for the ten year term unless the agreement is terminated by the Company for cause, as defined. The Company also has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market.

Environmental Matters

         The Company and approximately thirty other local businesses were notified by the Environmental Protection Agency ("EPA") in August 1991 that they may be a potentially responsible party with respect to a groundwater contamination problem in the vicinity of the Company's primary manufacturing plant in Lansdale, Pennsylvania. The Company has entered into an Administrative Order of Consent for Remedial Investigation/Feasibility Study ("AOC") effective May 19, 1995 with the EPA. Pursuant to the AOC, in 1996 the Company performed certain tests on the Company's property to determine whether any land owned by the Company could be a source of any of the contamination at the site. Based upon such tests management believes that the Company's operations did not contribute to this contamination problem and the Company has no liability to clean-up this site. Should the EPA mandate the Company's participation in cleanup efforts it is estimated that such costs could aggregate $2,700. The Company has not accrued for such cleanup costs.

Summary

         The Company, in the normal course of business, is party to various other claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these other matters will not have a material impact on the Company's financial position, results of operations or liquidity.

SUPPLEMENTARY FINANCIAL DATA


Quarterly Financial Data (Unaudited)


                        (Amounts in thousands, except per share)
                        -----------------------------------------
                         First     Second      Third     Fourth
                        -----------------------------------------

1997
Net sales               $48,180    $53,873    $58,918   $61,019
Gross profit             15,085     17,152     15,978     4,865 *
Net income (loss)         1,299      2,158        868    (6,867)*
Net income (loss) per
 share                      .39        .64        .26     (2.11)*

1996
Net sales               $40,750    $44,801    $49,491   $52,178
Gross profit             12,281     13,281     14,251    12,412 *
Net income                1,041      1,265      1,304       153 *
Net income per share        .31        .38        .39       .05 *

1995
Net sales               $33,714    $37,990    $42,758   $44,387
Gross profit             10,612     12,258     14,006    14,808
Net income                1,448      1,923      2,389     2,698
Net income per share        .39        .60        .73       .82









*After unusual fourth quarter charge of $13,200 ($8,976 net of tax and $2.74 per share) in fiscal 1997 and $3,750 ($2,362 net of tax and $.72 per share) in fiscal 1996.


Note: The total of the individual quarterly net income (loss) per share amounts may not equal the net income (loss) per share amount for the year due to rounding or changes in the number of shares outstanding during the year.

                                   SCHEDULE II



                          CENTRAL SPRINKLER CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                        RESERVE FOR DOUBTFUL RECEIVABLES

                             (Amounts in thousands)





                    Balance   Charges                         Balance
                   Beginning    to                            End of
   Year Ended      of Period  Expense  Recoveries  Writeoffs  Period
   ----------      ---------  -------  ----------  ---------  ------

October 31, 1997    $4,622     $1,701     $133        $507     $5,949
                    ======     ======     ====        ====     ======

October 31, 1996    $3,813     $1,330     $ 90        $611     $4,622
                    ======     ======     ====        ====     ======

October 31, 1995    $3,737     $  975     $ 64        $963     $3,813
                    ======     ======     ====        ====     ======