Form 10-Q
period 1998-01-31
CENTRAL SPRINKLER CORP
filed 1998-03-16
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1998
                                   ------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------------


Commission file number     0-13940
                       ---------------


                          CENTRAL SPRINKLER CORPORATION
             ------------------------------------------------------
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

Yes    X     No
    ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at March 13, 1998
         -------                         -----------------------------
Common Stock, $.01 Par Value                      3,845,637

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        January 31,     October 31,
                                                           1998            1997
                                                       ------------     -----------
                                                          (Amounts in thousands,
                                                             except per share)
ASSETS
Current Assets:
  Cash and cash equivalents                            $     728         $   6,568
  Short-term investments                                  13,242            14,288
  Accounts receivable, less allowance
    for doubtful receivables of $6,145
    in 1998 and $5,949 in 1997                            46,990            48,048
  Inventories                                             54,009            50,450
  Deferred income taxes                                    8,108             8,227
  Prepaid expenses and other assets                        3,196             3,414
                                                       ---------         ---------
      Total current assets                               126,273           130,995
                                                       ---------         ---------
Property, Plant and Equipment                             75,265            73,412
    Less - Accumulated depreciation                      (27,391)          (25,480)
                                                       ---------         ---------
                                                          47,874            47,932
                                                       ---------         ---------
Goodwill, less accumulated amortization of
    $3,577 in 1998 and $3,514 in 1997                      2,445             2,508
                                                       ---------         ---------
Other Assets                                               6,669             6,592
                                                       ---------         ---------
                                                       $ 183,261         $ 188,027
                                                       =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                                $   1,852         $   2,403
  Current portion of long-term debt                        2,850             2,854
  Accounts payable                                        26,352            27,626
  Accrued expenses                                        11,401            12,713
  Accrued income taxes                                       428               409
                                                       ---------         ---------
      Total current liabilities                           42,883            46,005
                                                       ---------         ---------

Long-Term Debt                                            78,783            79,918
                                                       ---------         ---------
Other Noncurrent Liabilities                               8,207             9,010
                                                       ---------         ---------
Deferred Income Taxes                                        116               196
                                                       ---------         ---------
Commitments and Contingent Liabilities (Note 4)

Shareholders' Equity:
    Common stock, $.01 par value; shares
      authorized - 15,000; issued -
      5,568 in 1998 and 1997                                  56                56
    Additional paid-in capital                            31,145            31,059
    Retained earnings                                     44,526            44,160
    Cumulative translation adjustments                        11               184
    Deferred cost - Employee Stock Ownership
     Plan ("ESOP")                                        (5,557)           (5,652)
                                                       ---------         ---------
                                                          70,181            69,807
    Less - Common stock in treasury, at
     cost - 1,722 shares in 1998 and 1997                (16,909)          (16,909)
                                                       ---------         ---------
                                                          53,272            52,898
                                                       ---------         ---------
                                                       $ 183,261         $ 188,027
                                                       =========         =========

See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended
                                                    January 31,
                                             1998                1997
                                           ----------------------------
                                               (Amounts in thousands,
                                                 except per share)

Net Sales                                  $ 53,452            $ 48,180

Cost of Sales                                38,230              33,095
                                           --------            --------

      Gross profit                           15,222              15,085
                                           --------            --------

Operating Expenses:

  Selling, general
    and administrative                       11,511              10,519

  Research and development                    1,876               1,510
                                           --------            --------

                                             13,387              12,029

      Operating income                        1,835               3,056
                                           --------            --------

Interest Expense (Income):

  Interest expense                            1,469               1,111

  Interest income                              (176)               (124)
                                           --------            --------
                                              1,293                 987
                                           --------            --------

      Income before income taxes                542               2,069

Income Taxes                                    176                 770
                                           --------            --------


Net Income                                 $    366            $  1,299
                                           ========            ========


Net Income Per Common Share:

   Basic                                   $    .11            $    .40
                                           ========            ========

   Diluted                                 $    .11            $    .39
                                           ========            ========

See accompanying notes to financial statements

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                  January, 31,
                                                             1998              1997
                                                             ----              ----
                                                             (Amounts in thousands)
Operating activities:
  Net income                                               $   366            $ 1,299
  Noncash items included in income:
    Depreciation and amortization                            1,974              1,508
    Deferred income taxes                                       39               (182)
    Deferred costs                                             151                172
  Decrease (increase) in -
    Accounts receivable, net                                 1,058                775
    Inventories                                             (3,559)            (4,171)
    Prepaid expenses and other assets                          218                 24
  Increase (decrease) in -
    Accounts payable                                        (1,274)              (296)
    Accrued expenses and other
      noncurrent liabilities                                (2,085)            (1,544)
    Accrued income taxes                                        19                671
                                                           -------            -------
Cash used for operating activities                          (3,093)            (1,744)
                                                           -------            -------
Investing activities:
  Acquisition of property, plant and equipment              (1,853)            (3,379)
  Sales of short-term investments                            3,840              1,800
  Purchase of short-term investments                        (2,794)            (2,701)
  Other long-term assets                                       (77)               (16)
                                                           -------            -------

Cash used for investing activities                            (884)            (4,296)
                                                           -------            -------
Financing activities:
  Short-term borrowings, net                                  (551)             5,159
  Repayments of long-term debt                              (8,639)            (1,095)
  Proceeds from long-term debt                               7,500               --
  Proceeds from exercised stock options                       --                    6
  Other - net                                                 (173)                 8
                                                           -------            -------
Cash (used for) provided by financing activities            (1,863)             4,078
                                                           -------            -------
Decrease in cash and cash equivalents                       (5,840)            (1,962)

Cash and cash equivalents at beginning of period             6,568              2,884
                                                           -------            -------

Cash and cash equivalents at end of period                 $   728            $   922
                                                           =======            =======

See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)


                                                              Three Months Ended
                                                                  January, 31,
                                                             1998              1997
                                                             ----              ----
                                                             (Amounts in thousands)
Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                           $1,496             $  864
                                                           ======             ======

Income taxes                                               $   20             $  281
                                                           ======             ======

Interest income                                            $ (239)            $ (125)
                                                           ======             ======






















See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except per share)

(1)      Basis of Presentation:

         The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended October 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

(2)      Inventories:

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                           January 31,        October 31,
                                              1998               1997
                                           -----------        -----------
Raw Materials and Work in Process            $18,436            $16,053
Finished Goods                                35,573             34,397
                                           -----------        -----------
                                             $54,009            $50,450
                                           ===========        ===========

(3)      Net Income Per Common Share:

         In the first quarter of fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share". In accordance with SFAS No. 128, the Company's prior year reported net income per share amounts were restated to comply with SFAS No. 128.

         Basic net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options). Unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing basic and diluted net income per share. In the first quarter of fiscal 1998 and fiscal 1997, 580 and 618 unreleased ESOP shares were excluded from the average number of common shares outstanding.

         The weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                         Three Months Ended
                                             January 31,
                                          1998       1997
                                          ----       ----
Weighted average common shares
 outstanding used for basic net
 income per common share                 3,266       3,216

Dilutive effect of common stock
 options outstanding                        73         128
                                         -----       -----

Weighted average common and
 common equivalent shares
 outstanding used for diluted net
 income per common share                 3,339       3,344
                                         =====       =====

(4)      Commitments and Contingent Liabilities:

         The Company recorded an unusual fourth quarter fiscal 1997 charge of $13,200 ($8,976 net of tax) which the Company believes was adequate to cover the estimated future costs associated with the expansion of a voluntary program over the next several years which was initiated by the Company to encourage the testing and possible replacement of certain Omega TM fire sprinklers. This amount was based on estimates of the number of Omega TM sprinklers, the action plan necessary to remediate these sprinklers and various other assumptions. In fiscal 1996, the Company became aware of potential problems in certain steel pipe systems utilizing Omega TM sprinklers. In order to assess the extent of the problems, the Company in 1996 strongly recommended that a sampling of Omega TM sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company reviews each situation with the building owner and develops an appropriate action plan, if needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners and to maintain customer goodwill. The Company continues to be an active participant with building owners in testing sprinklers and remediating the problem. The Company provides kits to test installed sprinklers and continues to monitor the results of the tests and costs incurred.

         In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega TM sprinkler heads. Although the suit has been brought by owners of two homes, the plaintiffs seek to represent a class of building owners who have Omega TM sprinkler heads installed in their buildings. The lawsuit concerns the activation pressures of certain Omega TM sprinkler heads. In December 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega TM sprinkler heads. The two cases should receive substantially similar treatment from the courts, and may be formally coordinated by the courts. The courts have not determined whether they will permit the actions to go forward as class actions and the complaints do not specify a dollar amount the plaintiffs are seeking. There can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition or results of operations.

         Several governmental authorities, including the United States Consumer Product Safety Commission (the "Commission"), are investigating problems regarding the Company's Omega TM sprinkler heads. As previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (the "Form 10-K"), the Commission has been investigating problems regarding the Company's Omega(TM) sprinkler heads. The Company disclosed in the Form 10-K that the staff of the Commission had advised the Company that the staff would be recommending to the Commission that it take an administrative action against the Company. On March 4, 1998, the Commission filed an administrative complaint against the Company and one of its subsidiaries. A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on March 6, 1998 providing certain information relating to the administrative action that was commenced by the Commission against the Company and the Company's press release dated March 4, 1998 which includes the Company's response to the administrative action. The complaint seeks a nationwide recall by the Company of Omega(TM) fire sprinkler heads. The Company will be defending itself against the administrative action. The Company believes its voluntary remediation program adequately addresses the Commission's concerns. Depending on the ultimate resolution of this matter or matters raised by other regulatory authorities, the Company may be required to take remedial action that would have an adverse effect on the Company's liquidity, financial condition or results of operations.

         The charge recorded in the fourth quarter of fiscal 1997 is believed to be adequate to cover the estimated costs of resolving the Omega(TM) lawsuits, the Commission and other investigations and the voluntary Omega(TM) remediation program based on information available at this time. In the event additional information becomes available in the future which changes management's estimates, additional provisions may be necessary.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the first quarter of fiscal 1998 increased 10.9% to $53,452. Such sales were $5,272 greater than the $48,180 recorded in the first quarter of fiscal 1997. The new construction market and the retrofit of existing buildings drive the worldwide demand for the Company's fire sprinklers and related products. The growth in sales in the first fiscal quarter of 1998 from the comparable period in 1997 is due to a continued strong market share held by the Company for fire sprinkler products, new fire sprinkler and fittings products and unit sales increases in several fire sprinkler system products. The Company's continuing programs to develop and expand production and marketing of products have had a favorable effect in increasing sales. The glass bulb fire sprinkler models continue to lead the Company's sprinkler sales gains. The Company also experienced strong sales gains in CPVC pipe and fittings and grooved fittings. Sales increases were realized throughout the U.S. and international markets. Sales increases in international markets, however, are significantly below expectations. The Company has experienced an increase in the competitive conditions in the sprinkler market through stiff price competition which has depressed sales prices.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, for the first quarter of fiscal 1998 increased 15.5% to $38,230. Cost of sales were $5,135 greater than the $33,095 in the same fiscal 1997 quarter. The Company's cost of sales for the first quarter of fiscal 1998 was 71.5% of net sales compared to 68.7% of net sales for the first quarter of fiscal 1997. This resulted in a gross margin percentage of 28.5% in the first quarter of fiscal 1998 compared to 31.3% in the first fiscal quarter of 1997. The increase in cost of sales is due to several factors. The net increase in cost of sales is due primarily to increased costs of manufacturing related to higher sales volume and increased costs for raw material, labor and overhead costs for most products. The Company also incurred higher product warranty claims and incurred startup costs associated with moving the manufacturing process for some valve products to a different facility. The fiscal 1998 first quarter gross margin percentage was also negatively impacted by lower sales prices due to increased price competition.

Operating Expenses. Operating expenses for the first quarter of fiscal 1998 increased 11.3% from the first quarter of fiscal 1997. Total operating expenses increased $1,358 to $13,387 for the first quarter of fiscal 1998 compared to $12,029 for the same period for fiscal 1997. Operating expenses were 25.0% of net sales in the first fiscal quarters of 1998 and 1997. Selling, general and administrative expenses increased 9.4%, or $992, from the first fiscal quarter of 1997. The primary increase in selling, general and administrative expenses was selling and distribution expenses which increased 11.9%, or $916, from the first quarter of fiscal 1997. The higher expenses are due to the increase in sales volume and the expansion of distribution operations with expanded product lines. Additionally, legal costs increased $217 in the first fiscal quarter of 1998 from the comparable period in 1997 in connection with litigation and governmental investigations into the Company's Omega TM sprinkler products. Research and development expenses increased 24.2%, or $366, to $1,876 in the first fiscal quarter of 1998 as compared to the same period in fiscal 1997. Research and development expenses rose sharply in the first fiscal quarter of 1998 in connection with the development and final approvals of a new line of ESFR fire sprinklers. The Company is taking steps to improve the overall gross profit margin for the purpose of improving operating results.

Interest Expense (Income). Interest expense of $1,469 was incurred in the first fiscal quarter of 1998 compared to interest expense of $1,111 in the comparable quarter of fiscal 1997. The higher interest expense was due to the overall increase in debt and a higher effective borrowing rate. Total debt was $83,485 at January 31, 1998 as compared to $66,978 at January 31, 1997. The additional debt was required to finance the increased growth in the Company's business, principally in manufacturing capital expenditures and increased accounts receivable and inventories. Interest income for the three months ended January 31, 1998 and 1997 was $176 and $124, respectively. The higher interest income level was the result of a higher average investment balance in fiscal 1998.

Income Taxes. The Company's effective tax rate for the first quarter of fiscal 1998 was 32.5% compared to 37.2% in the comparable period of 1997. The decrease in the overall effective income tax rate results from lower effective state income tax rates and an increase in anticipated federal income tax credits.

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

                               FINANCIAL CONDITION
                  January 31, 1998 Compared to October 31, 1997

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments were $13,970 as of January 31, 1998 as compared to $20,856 at October 31, 1997. This decrease was primarily a result of normal fluctuation in operating activities and the use of funds in investing and financing activities.

Inventories. Inventories were $54,009 at January 31, 1998 as compared to $50,450 at October 31, 1997. The $3,559 increase in inventories was comprised of an increase of $2,383 in raw materials and work in process and an increase of $1,176 in finished goods. The increase in raw materials and work in process was primarily due to increased material requirements to meet the increased product demand including the necessary raw materials to bring new products into production. The increase in finished goods was also due to an anticipation of a continued strong demand for fire sprinkler system products. In particular, the Company continues to produce and stock new lines of grooved fittings products.

Property, Plant and Equipment. The Company's property, plant and equipment rose by $1,853 to $75,265 at January 31, 1998. The increase is due to expanding certain manufacturing capabilities for fire sprinklers, associated components and grooved fittings product lines.

Total Debt. The Company's total debt decreased to $83,485 at January 31, 1998 compared to $85,175 at October 31, 1997. The Company made net repayments of short-term and long-term debt during the first fiscal quarter of 1998. In December 1997, a term loan was refinanced through the issuance of First Mortgage Industrial Development Revenue Bonds Series 1997, principal amount $7,500 issued by the Industrial Development Board of the City of Huntsville, Alabama

("IDB's"). The IDB's are secured by substantially all of the assets of the CPVC plastic pipe and fittings subsidiary and $5,000 of pledged investments which are classified as long-term assets. The IDB's have a 15 year term and are payable in 52 equal quarterly installments, beginning in the third year, and bear interest at a variable rate which was 5.43% at the end of the quarter.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash flow from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion. At January 31, 1998, in addition to the $13,970 of cash, cash equivalents and short-term investments, the Company has approximately $5,000 of available borrowing capacity under its long-term Revolver Credit Agreement and approximately $2,400 of available borrowing capacity under its lines of credit.

Cash used for operating activities in the first quarter of fiscal 1998 was $3,093 as compared to $1,744 in the same period of 1997. Net income plus non-cash items generated $2,530 of cash in the first fiscal quarter of 1998 as compared to $2,797 in the first fiscal quarter of 1997. The decrease was due to lower net income partially offset by higher depreciation expense. Cash used for working capital purposes increased to $5,623 in the first fiscal quarter of 1998 from $4,541 in the same period of 1997. In the first fiscal quarter of 1998 and 1997, cash was used primarily for increased levels of inventories and reduced levels of accounts payable and accrued expenses. Increases in sales volume are expected to continue to require the use of operating cash flow to support increased levels of working capital.

Cash used in investing activities was $884 in the first fiscal quarter of 1998 as compared to $4,296 in the comparable 1997 period. The primary use of cash was for the acquisition of property, plant and equipment during these periods. The capital expenditures in the first fiscal quarter of 1998 were primarily for machinery and equipment to expand the manufacturing capacity and for the operations of the Company's various product lines. The capital expenditures in the first fiscal quarter of 1997 were for additional manufacturing machinery and equipment and the ongoing construction of the Company's CPVC plastic pipe and fittings facility. In the first fiscal quarter of 1998, a net amount of $1,046 was provided from the net sales of short-term investments compared to a net purchase of short-term investments of $901 in the first fiscal quarter of 1997.

Cash used for financing activities in the first fiscal quarter of 1998 was $1,863 as compared to cash provided by financing activities of $4,078 in the comparable prior year period. The primary use of cash in the first fiscal quarter of 1998 was net repayments of debt of $1,690. In the first fiscal quarter of 1997, net borrowings increased by $4,064 as a result of the Company's use of short-term borrowings to finance the increased growth in the Company's business, including capital expenditures and working capital.

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

The Company's cash, cash equivalents and short-term investments, along with the Company's borrowing capacity, are expected to provide adequate liquidity to meet the Company's obligations and to fund programs necessary for future growth and expansion.

The Company recorded an unusual fourth quarter fiscal 1997 charge of $13,200 ($8,976 net of tax) which the Company believes was adequate to cover the estimated future costs associated with the expansion of a voluntary program over the next several years which was initiated by the Company to encourage the testing and possible replacement of certain Omega TM fire sprinklers. This amount was based on estimates of the number of Omega TM sprinklers, the action plan necessary to remediate these sprinklers and various other assumptions. In fiscal 1996, the Company became aware of potential problems in certain steel pipe systems utilizing Omega TM sprinklers. In order to assess the extent of the problems, the Company in 1996 strongly recommended that a sampling of Omega TM sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company reviews each situation with the building owner and develops an appropriate action plan, if needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners and to maintain customer goodwill. The Company continues to be an active participant with building owners in testing sprinklers and remediating the problem. The Company provides kits to test installed sprinklers and continues to monitor the results of the tests and costs incurred.

In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega TM sprinkler heads. Although the suit has been brought by owners of two homes, the plaintiffs seek to represent a class of building owners who have Omega TM sprinkler heads installed in their buildings. The lawsuit concerns the activation pressures of certain Omega TM sprinkler heads. In December 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega TM sprinkler heads. The two cases should receive substantially similar treatment from the courts, and may be formally coordinated by the courts. The courts have not determined whether they will permit the actions to go forward as class actions and the complaints do not specify a dollar amount the plaintiffs are seeking. There can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition or results of operations.

Several governmental authorities, including the United States Consumer Product Safety Commission (the "Commission"), are investigating problems regarding the Company's Omega TM sprinkler heads. As previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (the "Form 10-K"), the Commission has been investigating problems regarding the Company's Omega TM sprinkler heads. The Company disclosed in the Form 10-K that the staff of the Commission had advised the Company that the staff would be recommending to the Commission that it take an administrative action against the Company. On March 4, 1998, the Commission filed an administrative complaint against the Company and one of its subsidiaries. A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on March 6, 1998 providing certain information relating to the administrative action that was commenced by the Commission against the Company and the Company's press release dated March 4, 1998 which includes the Company's response to the administrative action. The complaint seeks a nationwide recall by the Company of Omega TM fire sprinkler heads. The Company will be defending itself against the administrative action. The Company believes its voluntary remediation program adequately addresses the Commission's concerns. Depending on the ultimate resolution of this matter or matters raised by other regulatory authorities, the Company may be required to take remedial action that would have an adverse effect on the Company's liquidity, financial condition or results of operations.

The charge recorded in the fourth quarter of fiscal 1997 is believed to be adequate to cover the estimated costs of resolving the Omega TM lawsuits, the Commission and other investigations and the voluntary Omega TM remediation program based on information available at this time. In the event additional information becomes available in the future which changes management's estimates, additional provisions may be necessary.

The Company has been and continues to be in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company has modified certain systems to be Year 2000 compliant. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to adequacy of charges taken to cover future costs, the sufficiency of the Company's voluntary remediation program to meet the Commission's concerns, the expansion and improvement of operations, the effects of the year 2000 matter on the Company, the effects of new products on the gross profit margin, liquidity, and the effect that certain litigation could have on the Company as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this document.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following data summarizes the Annual Meeting highlights:

         (a) The Annual Meeting of Shareholders of the Company was held at the Company's offices in Lansdale, Pennsylvania on March 9, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         (b) At the Annual Meeting, shareholders re-elected the board of directors to one-year terms and until their successors are elected and qualified.

         (c) The shareholders ratified the appointment of Arthur Andersen LLP as independent auditors for the Company for fiscal year ending October 31, 1998.

                                 Number of Votes

                  For             Against           Abstain
               ---------          -------           -------
               3,199,454           5,472             5,144

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following Exhibits are filed as an Exhibit and attached as follows:

         11 -- Computation of Earnings Per Common Share
         27 -- Financial Data Schedule

    (b)  Reports on Form 8-K
         A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on March 6, 1998, in which the Company reported certain information relating to an administrative action that was commenced by the U.S. Consumer Product Safety Commission against the Company on March 4, 1998.

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




                                    CENTRAL SPRINKLER CORPORATION
                                    -----------------------------
                                            (Registrant)




                                         /s/ George G. Meyer
                                    -----------------------------
                                          George G. Meyer
                                           President and
                                       Chief Executive Officer

DATE:    March 13, 1998
        ----------------

                                         /s/ Albert T. Sabol
                                    -----------------------------
                                          Albert T. Sabol
                                    Executive Vice President-Finance
                                      (Principal Financial and
                                         Accounting Officer)