Form 10-Q
period 1998-04-30
CENTRAL SPRINKLER CORP
filed 1998-06-15
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        April 30, 1998
                               ---------------------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number     0-13940
                       ---------------

                          CENTRAL SPRINKLER CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-2328106
-------------------------------                ----------------
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

Yes  X     No
    ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at June 11, 1998
            -----                  ----------------------------

Common Stock, $.01 Par Value               3,845,637

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                       April 30,     October 31,
                                                        1998            1997
                                                      ---------       ---------
                                                        (Amounts in thousands
                                                          except per share)
ASSETS
Current Assets:
  Cash and cash equivalents                           $   2,005       $   6,568
  Short-term investments                                  8,740          14,288
  Accounts receivable, less allowance
    for doubtful receivables of $6,326
    in 1998 and $5,949 in 1997                           46,314          48,048
  Inventories                                            52,351          50,450
  Deferred income taxes                                   8,453           8,227
  Prepaid expenses and other assets                       2,310           3,414
                                                      ---------       ---------
    Total current assets                                120,173         130,995
                                                      ---------       ---------
Property, Plant and Equipment                            74,629          73,412
  Less - Accumulated depreciation                       (27,015)        (25,480)
                                                      ---------       ---------
                                                         47,614          47,932
                                                      ---------       ---------
Goodwill, less accumulated amortization of
  $3,640 in 1998 and $3,514 in 1997                       2,382           2,508
                                                      ---------       ---------
Other Assets                                              9,137           6,592
                                                      ---------       ---------
                                                      $ 179,306       $ 188,027
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                               $   1,392       $   2,403
  Current portion of long-term debt                       3,054           2,854
  Accounts payable                                       23,091          27,626
  Accrued expenses                                       11,512          12,713
  Accrued income taxes                                      432             409
                                                      ---------       ---------
      Total current liabilities                          39,481          46,005
                                                      ---------       ---------

Long-Term Debt                                           78,852          79,918
                                                      ---------       ---------
Other Noncurrent Liabilities                              6,087           9,010
                                                      ---------       ---------
Deferred Income Taxes                                       500             196
                                                      ---------       ---------

Shareholders' Equity:
  Common stock, $.01 par value; shares
    authorized - 15,000; issued -
    5,568 in 1998 and 1997                                   56              56
  Additional paid-in capital                             31,202          31,059
  Retained earnings                                      45,393          44,160
  Cumulative translation adjustments                        104             184
  Deferred cost - Employee Stock Ownership
    Plan ("ESOP")                                        (5,460)         (5,652)
                                                      ---------       ---------
                                                         71,295          69,807
  Less - Common stock in treasury, at
    cost - 1,722 shares in 1998 and 1997                (16,909)        (16,909)
                                                      ---------       ---------
                                                         54,386          52,898
                                                      ---------       ---------
                                                      $ 179,306       $ 188,027
                                                      =========       =========
See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                         Three Months Ended            Six Months Ended
                                             April 30,                     April 30,
                                        1998           1997           1998           1997
                                     ---------      ---------      ---------      ---------
                                                   (Amounts in thousands,
                                                      except per share)

Net Sales                            $  56,821      $  53,873      $ 110,273      $ 102,053

Cost of Sales                           41,301         36,721         79,531         69,816
                                     ---------      ---------      ---------      ---------

      Gross profit                      15,520         17,152         30,742         32,237
                                     ---------      ---------      ---------      ---------

Operating Expenses:

  Selling, general
    and administrative                  11,417         10,955         22,928         21,474

  Research and development               1,613          1,682          3,489          3,192
                                     ---------      ---------      ---------      ---------

                                        13,030         12,637         26,417         24,666
                                     ---------      ---------      ---------      ---------

      Operating income                   2,490          4,515          4,325          7,571
                                     ---------      ---------      ---------      ---------

Interest Expense (Income):

  Interest expense                       1,496          1,222          2,965          2,309

  Interest (income)                       (241)          (146)          (417)          (246)
                                     ---------      ---------      ---------      ---------
                                         1,255          1,076          2,548          2,063
                                     ---------      ---------      ---------      ---------
      Income before income taxes         1,235          3,439          1,777          5,508

Income Taxes                               368          1,281            544          2,051
                                     ---------      ---------      ---------      ---------


Net Income                           $     867      $   2,158      $   1,233      $   3,457
                                     =========      =========      =========      =========


Net Income Per Common Share:
     Basic                           $     .26      $     .67      $     .38      $    1.07
                                     =========      =========      =========      =========

     Diluted                         $     .26      $     .64      $     .37      $    1.03
                                     =========      =========      =========      =========

See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                April 30,
                                                           1998          1997
                                                         --------      --------
                                                         (Amounts in thousands)
Operating activities:
  Net income                                             $  1,233      $  3,457
  Noncash items included in income:
    Depreciation and amortization                           4,050         3,138
    Deferred income taxes                                      78          (200)
    Deferred costs                                             (4)          362
  Decrease (increase) in -
    Accounts receivable, net                                1,734        (5,310)
    Inventories                                            (1,901)       (6,099)
    Prepaid expenses and other assets                       1,104           (15)
  Increase (decrease) in -
    Accounts payable                                       (4,535)        5,123
    Accrued expenses and other noncurrent
      liabilities                                          (2,978)         (606)
    Accrued income taxes                                       23            (8)
                                                         --------      --------

Cash used for operating activities                         (1,196)         (158)
                                                         --------      --------

Investing activities:
  Acquisition of property, plant and equipment             (3,606)       (7,718)
  Sales of short-term investments                          13,048         2,000
  Purchases of short-term investments                        --          (3,608)
  Repurchase of subsidiary bond issue                      (7,500)         --
  Other long term assets                                   (2,545)           45
                                                         --------      --------
Cash used for investing activities                           (603)       (9,281)
                                                         --------      --------

Financing activities:
  Short-term (repayments) borrowings, net                  (1,011)       11,110
  Repayments of long-term debt                             (1,673)       (1,666)
  Proceeds from exercised stock options                      --               6
  Other - net                                                 (80)         (103)
                                                         --------      --------
Cash (used for) provided by financing activities           (2,764)        9,347
                                                         --------      --------
Decrease in cash and cash equivalents                      (4,563)          (92)

Cash and cash equivalents at beginning of period            6,568         2,884
                                                         --------      --------

Cash and cash equivalents at end of period               $  2,005      $  2,792
                                                         ========      ========


See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)




                                                            Six Months Ended
                                                                April 30,
                                                           1998          1997
                                                         --------      --------
                                                         (Amounts in thousands)


Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                          $ 2,843       $ 1,946
                                                          =======       =======

Income taxes                                              $   375       $ 2,259
                                                          =======       =======

Interest income                                           $  (429)      $  (240)
                                                          =======       =======

Supplemental schedule of non-cash
  investing and financing activities:-

Refinancing of short-term borrowings
  with long-term debt                                     $ 7,500       $ 6,500
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

(2)      Inventories:
         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                      April 30,    October 31,
                                        1998          1997
                                       -------      -------

Raw Materials and Work in Process      $16,884      $16,053
Finished Goods                          35,467       34,397
                                       -------      -------

                                       $52,351      $50,450
                                       =======      =======
(3)      Net Income Per Common Share:
         In the first quarter of fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share". In accordance with SFAS No. 128, the Company's prior year reported net income per share amounts were restated to comply with SFAS No. 128.

         Basic net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options). Unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing basic and diluted net income per share. In the first six months of fiscal 1998 and fiscal 1997, 575 and 613 unreleased ESOP shares were excluded from the average number of common shares outstanding. In the second quarter of fiscal 1998 and fiscal 1997, 570 and 609 unreleased ESOP shares were excluded from the average number of common shares outstanding. The weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows -

                                                  Three               Six
                                               Months Ended       Months Ended
                                                 April 30,           April 30,
                                              1998      1997      1998      1997
                                             -----     -----     -----     -----

Weighted average common shares
 outstanding used for basic net
 income per common share                     3,276     3,237     3,271     3,226

Dilutive effect of common stock
 options outstanding                            41       113        57       121
                                             -----     -----     -----     -----

Weighted average common and
 common equivalent shares
 outstanding used for diluted net
 income per common share                     3,317     3,350     3,328     3,347
                                             =====     =====     =====     =====


(4)      Commitments and Contingent Liabilities:
         The Company recorded an unusual fourth quarter fiscal 1997 charge of $13,200 ($8,976 net of tax) to cover the estimated future costs associated with the expansion of a voluntary program over the next several years which was initiated by the Company to encourage the testing and possible replacement of certain Omega TM fire sprinklers. A similar unusual Omega (TM) charge was recorded in fiscal 1996 of $3,750 ($2,362 net of tax). This amount was based on estimates of the number of Omega TM sprinklers, the action plan the Company believed was necessary to remediate these sprinklers and various other assumptions. In fiscal 1996, the Company began to address potential problems in certain steel pipe systems utilizing Omega TM sprinklers. In order to assess the extent of the problems, the Company in 1996 strongly recommended that a sampling of Omega TM sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company has reviewed each situation with the building owner and has developed an appropriate action plan, if needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners and to maintain customer goodwill. The Company continues to be an active participant with building owners in testing sprinklers and remediating the problem. The Company provides kits to test installed sprinklers and continues to monitor the results of the tests and costs incurred.

         In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega TM sprinkler heads. Although the suit has been brought by owners of three homes, the plaintiffs seek to represent a class of building owners who have Omega TM sprinkler heads installed in their buildings. The lawsuit concerns the activation pressures of certain Omega TM sprinkler heads. In December 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega TM sprinkler heads. The Company has moved to dismiss the actions for failure to state a claim.

         Since the filing of these class actions, the Company has been named as a defendant in five additional class actions raising virtually identical allegations, captioned Rebecca Adams v. Central Sprinkler Co. (filed on February 11, 1998 in the Superior Court of California for the County of San Bernadino), James T. Perona v. Central Sprinkler Corp. (filed March 13, 1998 in the Superior Court of California for the County of Los Angeles), South Royal Corp. v. Central Sprinkler Corp. (filed March 27, 1998 in the United States District Court for the Southern District of Florida), Roy F. Smith v. Central Sprinkler Corp. (filed March 20, 1998 in the United States District Court for the Eastern District of Pennsylvania), and Sangiacomo v. Central Sprinkler Corp. (filed April 3, 1998 in the United States District Court for the Eastern District of Pennsylvania).

         During the quarter ended April 30, 1998, the Company engaged in substantial settlement negotiations with plaintiffs' counsel in the first two class actions in order to attempt to obtain a global resolution of all class action claims and subsequent to the expiration of the quarter, the Company entered into an agreement with representatives of the class to settle these class actions. The settlement agreement must be presented to the court for preliminary and final approval, and several matters relating to the settlement, including issues relating to attorneys' fees, must be resolved before the settlement can be considered final.

         The complaints do not specify a dollar amount the plaintiffs are seeking. There can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition or results of operations.

         Several governmental authorities, including the United States Consumer Product Safety Commission (the "Commission"), are investigating problems regarding the Company's Omega TM sprinkler heads. As previously disclosed by the Company in it's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and its Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (collectively, the "Reports"), the Commission has been investigating problems regarding the Company's Omega TM sprinkler heads. The Company disclosed in the Reports that the staff of the Commission had advised the Company that the staff would be recommending to the Commission that it take an administrative action against the Company. On March 4, 1998, the Commission filed an administrative complaint against the Company and one of its subsidiaries. A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on March 6, 1998 providing certain information relating to the administrative action that was commenced by the Commission against the Company and the Company's press release dated March 4, 1998 which includes the Company's response to the administrative action. The complaint seeks a nationwide recall by the Company of Omega TM fire sprinkler heads. The Company continues defending itself against the administrative action. The Company believes its voluntary remediation program adequately addresses the Commission's concerns, but also has been involved in settlement negotiations with the Commission staff in an attempt to secure a global resolution of Omega TM sprinkler issues. Depending on the ultimate resolution of this matter or matters raised by other regulatory authorities, the Company may be required to take remedial action that would have an adverse effect on the Company's liquidity, financial condition or results of operations.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the second quarter of fiscal 1998 increased 5.5% to $56,821. Such sales were $2,948 greater than the $53,873 recorded in the second quarter of fiscal 1997. Net sales for the first six months of fiscal 1998 were $110,273, 8.1% greater than the sales for the comparable six-month period of fiscal 1997. The sales increases for both the three-month and six-month periods of fiscal 1998 are due to continued growth of the overall market for fire sprinkler products, unit sales increases in many fire sprinkler system products, and new fire sprinkler and fittings products. The new construction market and the retrofit of existing buildings drive the worldwide demand for the Company's fire sprinklers and related products. The Company's continuing programs to develop and expand production and marketing of products have continued to have a favorable effect on sales. The Glass Bulb fire sprinkler model continues to lead the Company's sprinkler sales gains. The Company also experienced sales gains in CPVC pipe and fittings and grooved fittings. Sales increases were realized in most U.S. markets. International sales for the six months ended April 30, 1998 increased compared to the same period of the prior year. The Company continues to experience very competitive conditions worldwide in the sprinkler market through stiff price competition which has continued to depress sales prices.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, increased 12.5% and 13.9% for the three-month and six-month periods ended April 30, 1998, respectively, over the same periods for fiscal 1997. The increase in cost of sales is due to increased costs of manufacturing related to the higher sales volume, increased costs for raw material, labor and overhead, and higher warranty claims. The Company's cost of sales for the three-month and six-month periods ended April 30, 1998, respectively, were 72.7% and 72.1% of net sales as compared to 68.2% and 68.4% of net sales for the comparable prior year periods. This resulted in a gross margin percentage of 27.3% and 27.9% for the three-month and six-month periods ended April 30, 1998, respectively, as compared to 31.8% and 31.6% for the three-month and six months periods ended April 30, 1997. Lower sales prices were the primary reason for the lower gross profit margins in both the three- and six-month periods ended April 30, 1998. The Company has faced very stiff price competition on most of its products in recent months. The gross profit margin percentage also declined due to a less favorable sales mix and somewhat higher manufacturing costs. The Company has initiated programs to increase margins and reduce operating expenses for the purpose of improving operating results.

Operating Expenses. Operating expenses for the second quarter of fiscal 1998 increased 3.1%, or $393, to $13,030 from the second quarter of fiscal 1997. Total operating expenses increased 7.1%, or $1,751, to $26,417 for the six months ended April 30, 1998 compared to $24,666 for the same period for fiscal 1997. Operating expenses were 22.9% and 24.0% of net sales for the three- and six-month periods ended April 30, 1998 compared to 23.5% and 24.2% for the comparable periods of the prior year. Selling, general and administrative expenses increased 4.2% and 6.8% for the three- and six-month periods ended April 30, 1998 compared to the same periods of the prior year. The increase in selling, general and administrative expenses was due to higher selling and distribution expenses driven by the increase in sales volume and higher legal costs. Legal costs increased above the same periods of the prior year primarily due to the litigation and governmental investigations into the Company's Omega
(TM) sprinkler products. Research and development expenses decreased 4.1%, or $69, to $1,613 in the second fiscal quarter of 1998 as compared to the same period in fiscal 1997. The research and development expenses for the six months ended April 30, 1998 increased 9.3%, or $297, to $3,489 from the comparable period in fiscal 1997. Research and development expenses rose sharply in the first fiscal quarter of 1998, in connection with the development and final approvals of a new line of ESFR fire sprinklers, which drove the research and development expenses higher for the six-months ended April 30, 1998.


Interest Expense (Income). Interest expense of $1,496 and $2,965 was incurred in the three-month and six-month periods ending April 30, 1998, respectively, compared to interest expense of $1,222 and $2,309 for the same periods of fiscal 1997. The higher interest expense was due to the increased average level of debt and higher effective borrowing rate for the three- and six-month periods ended April 30, 1998 compared to the same periods of the prior year. Short and long-term debt totaled $83,298 at April 30, 1998. The debt was required to finance the increased growth in the Company's business, principally in manufacturing capital expenditures and increased accounts receivable and inventories. Interest income for the three- and six-month periods ended April 30, 1998 was $241 and $417, respectively, compared to $146 and $246 for the same periods ended April 30, 1997. The higher interest income level was the result of a higher average investment balance in fiscal 1998.

Income Taxes. The Company's effective income tax rate for the second quarter of fiscal 1998 was 29.8% compared to 37.2% in the comparable period of 1997. For the six-month period of fiscal 1998, the effective income tax rate was 30.6% compared to 37.2% in the comparable period in 1997. The decrease in the overall effective income tax rate results from lower effective state income tax rates and an increase in anticipated federal income tax credits.

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


                               FINANCIAL CONDITION
                   April 30, 1998 Compared to October 31, 1997

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $10,745 as of April 30, 1998 as compared to $20,856 at October 31, 1997. The decrease was due to fluctuations in operations, the use of funds in investing and financing activities and the repurchase of $7,500 tax exempt bonds discussed below.


Inventories. Inventories totaled $52,351 at April 30, 1998 as compared to $50,450 at October 31, 1997. The $1,901 increase in inventories was comprised of an increase of $831 in raw materials and work in process and an increase of $1,070 in finished goods. The increase in inventories was due primarily to increased material requirements and finished goods to meet anticipated product demand including new products. In the third fiscal quarter, the Company has begun an inventory reduction program which includes reducing lead, production, and distribution times to increase inventory turnover rates and implemented temporary production cutbacks at certain facilities to reduce excess inventory in certain product lines.

Property, Plant and Equipment. The Company's property, plant and equipment rose to $74,629 at April 30, 1998. The capital expenditures for the six months ended April 30, 1998 totaling $3,606 were due to expanding certain manufacturing capabilities for fire sprinklers, associated components, and grooved fittings product lines.

Total Debt. The Company's total debt decreased to $83,298 at April 30, 1998 as compared to $85,175 at October 31, 1997. The Company made net repayments of debt during the first six months of fiscal 1998 in accordance with normal debt repayment schedules. In December 1997, a term loan was refinanced through the issuance of First Mortgage Industrial Development Revenue Bonds Series 1997, principal amount $7,500 issued by the Industrial Development Board of the City of Huntsville, Alabama

("IDB's"). The IDB's have a 15 year term and are payable in 52 equal quarterly installments, beginning in the third year. The Company repurchased these $7,500 of tax-exempt bonds. They are classified as an other noncurrent asset as the Company intends to remarket these bonds in the future.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future growth and expansion. At April 30, 1998, in addition to the $10,745 of cash, cash equivalents and short-term investments, the Company has approximately $5,000 of available borrowing capacity under its long-term Revolver Credit Agreement and approximately $2,300 of available borrowing capacity under its lines of credit. The Company's Revolver Credit Agreement was recently amended in order to revise certain covenants. As part of the amendment, the Company agreed to pay a higher interest rate and provide certain additional collateral in certain assets of the Company's subsidiaries and certain additional covenants will be required going forward under the Revolver Credit Agreement.

Cash used for operating activities in the first six months of fiscal 1998 was $1,196 as a compared to cash used for operating activities of $158 in the same period of 1997. Net income plus non-cash items generated $5,357 of cash in the first six months of fiscal 1998 as compared to $6,757 in the first six months of fiscal 1997. The decrease was due to lower net income partially offset by higher depreciation expense. Cash used for working capital purposes was $6,553 in the six months ended April 30, 1998 as compared to $6,915 in the same period of 1997. Increases in sales volume will continue to require the use of operating cash flow. The Company anticipates a reduction in cash used for working capital as a result of the start of the inventory reduction program in the third fiscal quarter of 1998.

Cash used for investing activities was $603 in the six months ended April 30, 1998 as compared to cash used for investing activities of $9,281 in the comparable 1997 period. Cash was provided by the net sales of investments on the six months ended April 30, 1998 totaling $13,048 as compared to a net purchase of $1,608 of additional short-term investments in the comparable prior year period. Cash was also used to repurchase the $7,500 tax-exempt bond that the Company intends to remarket. Another primary use of cash was for the acquisition of property, plant and equipment during these periods. These capital expenditures were primarily for machinery and equipment to expand the manufacturing capacity and improve the operations for the Company's various product lines. The capital expenditures in the first six months of fiscal 1997 were for additional manufacturing machinery and equipment and the construction of the Company's CPVC plastic pipe and fittings facility.

Cash used for financing activities in the six months ended April 30, 1998 was $2,764 as compared to cash provided by financing activities of $9,347 in the comparable prior year period. The primary use of cash in the six months ended April 30, 1998 was net short-term and long-term debt repayments. The primary source of cash in the prior year period was additional borrowings of $11,110 under the Company's lines of credit. The borrowings in the prior year fiscal quarters were needed to finance the increased growth in the

Company's business, including capital expenditures and working capital.

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

The Company recorded an unusual fourth quarter fiscal 1997 charge of $13,200 ($8,976 net of tax) to cover the estimated future costs associated with the expansion of a voluntary program over the next several years which was initiated by the Company to encourage the testing and possible replacement of certain Omega TM fire sprinklers. A similar unusual Omega (TM) charge was recorded in fiscal 1996 of $3,750 ($2,362 net of tax). This amount was based on estimates of the number of Omega TM sprinklers, the action plan the Company believes was necessary to remediate these sprinklers and various other assumptions. In fiscal 1996, the Company began to address potential problems in certain steel pipe systems utilizing Omega TM sprinklers. In order to assess the extent of the problems, the Company in 1996 strongly recommended that a sampling of Omega TM sprinklers from each such installed system be returned to the Company for testing. Based on the results of the tests, the Company has reviewed each situation with the building owner and has developed an appropriate action plan, if needed. The Company did not install such sprinklers and installation of the sprinklers is the responsibility of the building owner. However, the Company's primary concern is to offer the finest possible fire protection to building owners and to maintain customer goodwill. The Company continues to be an active participant with building owners in testing sprinklers and remediating the problem. The Company provides kits to test installed sprinklers and continues to monitor the results of the tests and costs incurred.

In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega TM sprinkler heads. 7 Although the suit has been brought by owners of three homes, the plaintiffs seek to represent a class of building owners who have Omega TM sprinkler heads installed in their buildings. The lawsuit concerns the activation pressures of certain Omega TM sprinkler heads. In December 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega TM sprinkler heads. The Company has moved to dismiss the actions for failure to state a claim.

Since the filing of these class actions, the Company has been named as a defendant in five additional class actions raising virtually identical allegations, captioned Rebecca Adams v. Central Sprinkler Co. (filed on February 11, 1998 in the Superior Court of California for the County of San Bernadino), James T. Perona v. Central Sprinkler Corp. (filed March 13, 1998 in the Superior Court of California for the County of Los Angeles), South Royal Corp. v. Central Sprinkler Corp. (filed March 27, 1998 in the United States District Court for the Southern District of Florida), Roy F. Smith v. Central Sprinkler Corp. (filed March 20, 1998 in the United States District Court for the Eastern District of Pennsylvania), and Sangiacomo v. Central Sprinkler Corp. (filed April 3, 1998 in the United States District Court for the Eastern District of Pennsylvania).

During the quarter ended April 30, 1998, the Company engaged in substantial settlement negotiations with plaintiffs' counsel in the first two class actions in order to attempt to obtain a global resolution of all class action claims and subsequent to the expiration of the quarter, the Company entered into an agreement with representatives of the class to settle these class actions. The settlement agreement must be presented to the court for preliminary and final approval, and several matters relating to the settlement, including issues relating to attorneys' fees, must be resolved before the settlement can be considered final.

The complaints do not specify a dollar amount the plaintiffs are seeking. There can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition or results of operations.

Several governmental authorities, including the United States Consumer Product Safety Commission (the "Commission"), are investigating problems regarding the Company's Omega TM sprinkler heads. As previously disclosed by the Company in it's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and its Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (collectively, the "Reports"), the Commission has been investigating problems regarding the Company's Omega TM sprinkler heads. The Company disclosed in the Reports that the staff of the Commission had advised the Company that the staff would be recommending to the Commission that it take an administrative action against the Company. On March 4, 1998, the Commission filed an administrative complaint against the Company and one of its subsidiaries. A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on March 6, 1998 providing certain information relating to the administrative action that was commenced by the Commission against the Company and the Company's press release dated March 4, 1998 which includes the Company's response to the administrative action. The complaint seeks a nationwide recall by the Company of Omega TM fire sprinkler heads. The Company continues defending itself against the administrative action. The Company believes its voluntary remediation program adequately addresses the Commission's concerns, but also has been involved in settlement negotiations with the Commission staff in an attempt to secure a global resolution of Omega TM sprinkler issues. Depending on the ultimate resolution of this matter or matters raised by other regulatory authorities, the Company may be required to take remedial action that would have an adverse effect on the Company's liquidity, financial condition or results of operations.

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

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the Company's voluntary remediation program regarding its Omega TM sprinklers, the growth expected in the construction market, liquidity (including the expectation that the Company will use less cash in its third quarter for working capital), information relating to the litigation matters involving the Company (including the adequacy of the charge recorded to cover lawsuits and actions relating to the Omega TM sprinkler) and matters relating to Year 2000 issues, as well as information contained elsewhere in this document where statements are preceded by, following by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in the various documents filed by the Company with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 1997, a lawsuit was filed against the Company in the State of California regarding the Omega TM sprinkler heads. Although the suit has been brought by owners of three homes, the plaintiffs seek to represent a class of building owners who have Omega TM sprinkler heads installed in their buildings. The lawsuit concerns the activation pressures of certain Omega TM sprinkler heads. In December 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega TM sprinkler heads. The Company has moved to dismiss the actions for failure to state a claim.

         Since the filing of these class actions, the Company has been named as a defendant in five additional class actions raising virtually identical allegations, captioned Rebecca Adams v. Central Sprinkler Co. (filed on February 11, 1998 in the Superior Court of California for the County of San Bernadino), James T. Perona v. Central Sprinkler Corp. (filed March 13, 1998 in the Superior Court of California for the County of Los Angeles), South Royal Corp. v. Central Sprinkler Corp. (filed March 27, 1998 in the United States District Court for the Southern District of Florida), Roy F. Smith v. Central Sprinkler Corp. (filed March 20, 1998 in the United States District Court for the Eastern District of Pennsylvania), and Sangiacomo v. Central Sprinkler Corp. (filed April 3, 1998 in the United States District Court for the Eastern District of Pennsylvania).

         During the quarter ended April 30, 1998, the Company engaged in substantial settlement negotiations with plaintiffs' counsel in the first two class actions in order to attempt to obtain a global resolution of all class action claims and subsequent to the expiration of the quarter, the Company entered into an agreement with representatives of the class to settle these class actions. The settlement agreement must be presented to the court for preliminary and final approval, and several matters relating to the settlement, including issues relating to attorney's fees, must be resolved before the settlement can be considered final.

         The complaints do not specify a dollar amount the plaintiffs are seeking. There can be no assurance that the ultimate outcome of such actions will be resolved favorably to the Company or that such litigation, or any additional litigation, will not have an adverse effect on the Company's liquidity, financial condition or results of operations.

         Several governmental authorities, including the United States Consumer Product Safety Commission (the "Commission"), are investigating problems regarding the Company's Omega TM sprinkler heads. As previously disclosed by the Company in it's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and its Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (collectively, the "Reports"), the Commission has been investigating problems regarding the Company's Omega TM sprinkler heads. The Company disclosed in the Reports that the staff of the Commission had advised the Company that the staff would be recommending to the Commission that it take an administrative action against the Company. On March 4, 1998, the Commission filed an administrative complaint against the Company and one of its subsidiaries. A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on March 6, 1998 providing certain information relating to the administrative action that was commenced by the Commission against the Company and the Company's press release dated March 4, 1998 which includes the Company's response to the administrative action. The complaint seeks a nationwide recall by the Company of Omega TM fire sprinkler heads. The Company continues defending itself against the administrative action. The Company believes its voluntary remediation program adequately addresses the Commission's concerns, but also has been involved in settlement negotiations with the Commission staff in an attempt to secure a global resolution of Omega TM sprinkler issues. Depending on the ultimate resolution of this matter or matters raised by other regulatory authorities, the Company may be required to take remedial action that would have an adverse effect on the Company's liquidity, financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:

         Exhibit 11 -- Computation of Net Income Per Common Share
         Exhibit 27 -- Financial Data Schedule

    (b)  Reports on Form 8-K
         On March 6, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission in which the Company reported that the United States Product Safety Commission had filed an administrative action against the Company. In such Report, the Company also provided an explanation of its response to the action taken by the United States Consumer Products Safety Commission.

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




                                    CENTRAL SPRINKLER CORPORATION
                                    -----------------------------
                                            (Registrant)




                                         /s/George G. Meyer
                                    -----------------------------
                                            George G. Meyer
                                        Chief Executive Officer

DATE:     June 11, 1998


                                        /s/Albert T. Sabol
                                    -----------------------------
                                    Albert T. Sabol
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)