Form 10-Q
period 1998-07-31
CENTRAL SPRINKLER CORP
filed 1998-09-21
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31, 1998
                               -------------------------------------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number     0-13940
                      -----------------

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

Yes  X     No
   -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Outstanding at September 18, 1998
         -----                     ---------------------------------
Common Stock, $.01 Par Value                  3,845,637

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                       July 31,  October 31,
                                                     1998                1997
                                                    ------              ------
                                                       (Amounts in thousands,
                                                         except per share)
ASSETS
Current Assets:
  Cash and cash equivalents                       $  7,609             $  6,568
  Short-term investments                             4,630               14,288
  Accounts receivable, less allowance
    for doubtful receivables of $6,484
    in 1998 and $5,949 in 1997                      44,572               48,048
  Inventories                                       45,303               50,450
  Deferred income taxes                              6,526                8,227
  Prepaid expenses and other assets                  5,381                3,414
    Total current assets                          --------             --------
                                                   114,021              130,995
                                                  --------             --------
Property, Plant and Equipment                       74,880               73,412
    Less - Accumulated depreciation                (28,741)             (25,480)
                                                  --------             --------
                                                    46,139               47,932
                                                  --------             --------
Goodwill, less accumulated amortization of
    $3,703 in 1998 and $3,514 in 1997                2,319                2,508
                                                  --------             --------
Other Assets                                         9,015                6,592
                                                  --------             --------
Deferred Income Taxes                                9,281                   --
                                                  --------             --------
                                                  $180,775             $188,027
                                                  ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings                           $  1,026             $  2,403
  Current portion of long-term debt                  3,046                2,854
  Accounts payable                                  19,776               27,626
  Accrued expenses                                  19,208               12,713
  Accrued income taxes                                 239                  409
                                                  --------             --------
    Total current liabilities                       43,295               46,005
                                                  --------             --------

Long-Term Debt                                      78,204               79,918
                                                  --------             --------
Long-Term Omega Liabilities                         29,755                8,700
                                                  --------             --------
Other Noncurrent Liabilities                           268                  310
                                                  --------             --------
Deferred Income Taxes                                   --                  196
                                                  --------             --------

Shareholders' Equity:
  Common stock, $.01 par value; shares
    authorized - 15,000; issued -
    5,568 in 1998 and 1997                              56                   56
  Additional paid-in capital                        31,191               31,059
  Retained earnings                                 20,266               44,160
  Cumulative translation adjustments                    10                  184
  Deferred cost - Employee Stock Ownership
    Plan ("ESOP")                                   (5,361)              (5,652)
                                                  --------             --------
                                                    46,162               69,807
  Less - Common stock in treasury, at
    cost - 1,722 shares in 1998 and 1997           (16,909)             (16,909)
                                                  --------             --------
                                                    29,253               52,898
                                                  --------             --------
                                                  $180,775             $188,027
                                                  ========             ========

See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                                          July 31,                          July 31,
                                                                   1998             1997              1998             1997
                                                                   ----             ----              ----             ----
                                                                                    (Amounts in thousands,
                                                                                      except per share)
Net Sales                                                        $57,168           $58,918          $167,441         $160,971

Cost of Sales                                                     42,286            42,940           121,817          112,756
                                                                 -------           -------           -------          -------

  Gross profit                                                    14,882            15,978            45,624           48,215
                                                                 -------           -------           -------          -------

Operating Expenses:

  Selling, general
    and administrative                                             9,858            11,718            32,786           33,192

  Research and development                                         1,590             1,873             5,079            5,065
                                                                 -------           -------           -------          -------

                                                                  11,448            13,591            37,865           38,257
                                                                 -------           -------           -------          -------

  Unusual Omega TM charge                                         38,015                 -            38,015                -
                                                                 -------           -------           -------          -------

  Operating income (loss)                                        (34,581)            2,387           (30,256)           9,958
                                                                 -------           -------           -------          -------


Interest Expense (Income):

  Interest expense                                                 1,428             1,290             4,393            3,599

  Interest (income)                                                  (83)             (141)             (500)            (387)
                                                                 -------           -------           -------          -------
                                                                   1,345             1,149             3,893            3,212
                                                                 -------           -------           -------          -------
  Income (loss) before income
      taxes                                                      (35,926)            1,238           (34,149)           6,746

Income Tax Provision (Benefit)                                   (10,799)              370           (10,255)           2,421
                                                                 -------           -------           -------          -------


Net Income (Loss)                                               ($25,127)          $   868          ($23,894)         $ 4,325
                                                                 =======           =======           =======          =======


Net Income (Loss) Per Common Share:

     Basic                                                       $ (7.65)          $   .27           $ (7.29)         $  1.34
                                                                 =======           =======           =======          =======

     Diluted                                                     $ (7.65)          $   .26           $ (7.29)         $  1.29
                                                                 =======           =======           =======          =======

See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                                 July 31,
                                                            1998          1997
                                                           ------        ------
                                                          (Amounts in thousands)
Operating activities:
  Net income (loss)                                     $(23,894)      $ 4,325
  Noncash items included in net income (loss):
    Depreciation and amortization                          6,258         4,983
    Deferred income taxes                                 (7,776)         (734)
    Deferred costs                                           381           558
    Unusual Omega TM charge                               38,015             -
  Decrease (increase) in -
    Accounts receivable, net                               3,476        (7,686)
    Inventories                                            3,147        (5,376)
    Prepaid expenses and other assets                     (1,967)         (107)
  Increase (decrease) in -
    Accounts payable                                      (7,850)        4,339
    Accrued expenses and other noncurrent
      liabilities                                         (7,725)       (1,078)
    Accrued income taxes                                    (170)         (920)
                                                         -------       -------

Cash provided by (used for) operating activities           1,895        (1,696)
                                                         -------       -------

Investing activities:
  Acquisition of property, plant and equipment            (4,276)      (11,363)
  Sales of short-term investments                         14,340         2,000
  Purchases of short-term investments                     (4,682)       (3,707)
  Repurchase of subsidiary bond issue                     (7,500)            -
  Other long term assets                                   5,077           113
                                                         -------       -------
Cash provided by (used for) investing activities           2,959       (12,957)
                                                         -------       -------
Financing activities:
  Short-term (repayments) borrowings, net                 (1,377)        7,557
  Proceeds from long-term debt                                 -         7,500
  Repayments of long-term debt                            (2,262)       (2,741)
  Proceeds from exercised stock options                        -             6
  Other - net                                               (174)         (124)
                                                         -------       -------
Cash (used for) provided by financing activities          (3,813)       12,198
                                                         -------       -------
Increase (decrease) in cash and cash equivalents           1,041        (2,455)

Cash and cash equivalents at beginning of period           6,568         2,884
                                                         -------       -------

Cash and cash equivalents at end of period               $ 7,609       $   429
                                                         =======       =======


See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)


                                                            Nine Months Ended
                                                                 July 31,
                                                            1998          1997
                                                           ------        ------
                                                          (Amounts in thousands)
Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                          $4,288        $3,078
                                                          ======        ======

Income taxes                                              $  253        $4,075
                                                          ======        ======

Interest income                                           $ (532)       $ (383)
                                                          ======        ======

Supplemental schedule of non-cash
  investing and financing activities:-

Refinancing of short-term borrowings
  with long-term debt                                     $7,500        $6,500
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

(2) Inventories:
    -----------
         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                        July 31,   October 31,
                                         1998         1997
                                       -------      -------

Raw Materials and Work in Process      $14,346      $16,053
Finished Goods                          30,957       34,397
                                       -------      -------
                                       $45,303      $50,450
                                       =======      =======

(3)  Net Income (Loss) Per Common Share:
     ----------------------------------
         In the first quarter of fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share". In accordance with SFAS No. 128, the Company's prior year reported net income per share amounts were restated to comply with SFAS No. 128.

         Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) unless the inclusion of common stock equivalents would have an antidilutive impact. Unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing basic and diluted net income (loss) per share. The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows -


                                                            Three                    Nine
                                                         Months Ended            Months Ended
                                                            July 31,                July 31,
                                                         1998     1997           1998     1997
                                                        ------   ------         ------   ------
Net income (loss) used for basic
  and diluted net income (loss)
  per share                                           $(25,127)  $  868       $(23,894)  $4,325
                                                      ========   ======       ========   ======

Weighted average number of
  common shares outstanding                              3,846    3,846          3,846    3,842

Adjustment to exclude average
  unreleased common shares
  in ESOP                                                 (560)    (600)          (570)    (609)
                                                       -------    -----        -------   ------

Weighted average common shares
 outstanding for basic net
 income (loss) per common share                          3,286    3,246          3,276    3,233

Dilutive effect of common stock
 options outstanding                                         -      108              -      116
                                                       -------   ------         ------   ------

Weighted average common and
 common equivalent shares
 outstanding for diluted net
 income (loss) per common share                          3,286    3,354          3,276    3,349
                                                       =======   ======         ======   ======


(4)  Unusual Omega TM Charge, Commitments and Contingencies:
     -------------------------------------------------------
         As disclosed separately, the Company has been involved in seven class action lawsuits as well as a lawsuit filed on March 4, 1998 by the United States Consumer Product Safety Commission ("Commission") related to the Company's Omega TM sprinklers. The Company is in the process of negotiating a recall and replacement program to settle the Commission's action as well as a settlement of class action litigation. A settlement of the Commission's action is contingent upon the approval by the presiding judge and the Commission as a whole. Settlement of the class action litigation is contingent upon receiving approval from the court. In accordance with SFAS No. 5 "Accounting for Contingencies" and based on current information, the Company has revised its estimate of the probable future cost of settling these matters and has recorded a $38,015 ($26,610 net of tax) charge in the third quarter to reflect the total estimated additional future cost. The Company believes this additional accrual will be adequate to cover the probable settlement of these actions and that no additional charge is likely.

         The estimated charge assumes a recall of Omega TM sprinklers, the replacement of sprinklers and parts, payment of certain consequential damages to the owners of Omega TM sprinklers, administration of the recall program and payment of legal and defense fees as required.

         In addition, the Company has discontinued the manufacturing and sale of Omega TM sprinklers. Included in the $38,015 charge is approximately $2,000 related to the write off of Omega TM sprinkler finished goods and component parts inventory.

         In an effort to recover a portion of the cost of a potential Omega TM settlement, the Company filed suit on August 19, 1998 against the twelve product liability insurance carriers with which the Company had coverage over the past 15 years. No insurance or third party recoveries have been considered in the Company's accrual analysis and the amount of such recoveries, if any, is uncertain at this time.

         The final negotiated settlement of these matters will determine the extent and terms of the recall. It is anticipated that the payments required to be made under this program will be done over a four-year period and $12,000 has been included as a current liability in accrued expenses at July 31, 1998.

         In August 1997, a lawsuit was filed against the Company in the State of California on behalf of a class of building owners who have Omega TM sprinkler heads installed in their buildings. In December 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega TM sprinkler heads. Since the filing of these class actions, the Company has been named as a defendant in five additional class actions raising virtually identical allegations, captioned Rebecca Adams v. Central Sprinkler Co. (filed on February 11, 1998 in the Superior Court of California for the County of San Bernadino), James T. Perona v. Central Sprinkler Corp. (filed March 13, 1998 in the Superior Court of California for the County of Los Angeles), South Royal Corp. v. Central Sprinkler Corp. (filed March 27, 1998 in the United States District Court for the Southern District of Florida), Roy F. Smith v. Central Sprinkler Corp. (filed March 20 1998 in the United States District Court for the Eastern District of Pennsylvania), and Sangiacomo v. Central Sprinkler Corp. (filed April 3, 1998 in the United States District Court for the Eastern District of Pennsylvania). The complaints do not specify a dollar amount the plaintiffs are seeking. The Company has moved to dismiss each of the above actions which it has been served with process. Earlier in 1998, the court dismissed the South Royal complaint for failure to state a claim. Plaintiff thereafter voluntarily dismissed its actions. Motions to dismiss remain pending in the other actions.

         As previously disclosed by the Company in it's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and its quarterly reports on Form 10-Q for the quarters ended April 30, 1998 and January 31, 1998 (collectively, the "Reports"), the Commission has been investigating problems regarding the Company's Omega TM sprinkler heads since 1996. On March 4, 1998, the Commission filed the administrative complaint against the Company and one of its subsidiaries. A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on March 6, 1998 which provided certain information relating to the administrative action that was commenced by the Commission against the Company and the Company's press release dated March 4, 1998 included the Company's response to the administrative action.

         In the fourth quarter of fiscal 1997, a charge of $13,200 ($8,976 net of tax) was recorded to cover the estimated future costs associated with the expansion of a voluntary program over the next several years which was initiated by the Company to encourage the testing and possible replacement of certain Omega TM fire sprinklers. A similar Omega TM charge was recorded in fiscal 1996 of $3,750 ($2,362 net of tax). These amounts were based on estimates of the number of Omega TM sprinklers, the action plan the Company believed was necessary to remediate these sprinklers and various other assumptions.

         On June 23, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission in which the Company reported that in connection with settlement meetings with the United States Consumer Product Safety Commission ("Commission"), the Company believed that the amount previously accrued for the Omega TM sprinkler issues most likely would have to be increased to cover the costs that the Company may incur to resolve the Commission's action and other lawsuits concerning the Omega TM sprinklers.

         The Company believes that the third quarter fiscal 1998 charge along with remaining balances previously accrued totaling $41,755 will be sufficient to cover the total estimated additional costs of the Omega TM sprinkler matters. The third quarter fiscal 1998 charge is based on estimates of the number of Omega TM sprinklers to be located, the number of parties who will elect not to participate in the settlements, estimated legal expenses and various other assumptions and on information available at this time. In addition, the third quarter fiscal 1998 charge is based on settlement discussions with the Commission and certain class action lawsuit litigants and are subject to being finalized. It is possible that additional litigation may ensue. In the event additional information becomes available in the future which changes management's estimates, additional provisions may be necessary.

(5)  Subsequent Event:
     -----------------

         On September 18, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with its bank as part of a debt refinancing and debt consolidation. As part of the refinancing, the Company received gross loan proceeds of approximately $62,100 and repaid outstanding debt including the previous Revolver Credit Agreement, several term notes and mortgage notes with a total outstanding balance of approximately $62,100 as of the date of the refinancing (total outstanding balance of $62,248 as of July 31, 1998). These repaid debt instruments were canceled as part of the refinancing. The borrowing commitment and availability in the Agreement, including term equipment notes, revolving credit facilities and letters of credit, are subject to borrowing base formulas as defined in the Agreement. The maximum borrowing availability under the revolving credit facility portion is $77,600 less the outstanding portion of any term notes issued under the agreement. The borrowing base as defined in the Agreement is based on the appraised value of certain pledged property, plant and equipment, a percentage of eligible accounts receivable and inventories and the amount of pledged cash and short term investments. The Agreement expires on March 30, 2001, subject to renewal, and outstanding borrowings under the Agreement will bear the interest rate at the lower of the Eurodollar rate plus 1.75% or the banks prime rate. The Agreement requires the Company to maintain a minimum adjusted tangible net worth and comply with other affirmative and negative covenants.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

         The following table summarizes the impact of the unusual Omega TM charge on the reported operating income (loss), net income (loss) and net income
(loss) per share for the respective reporting periods:

                                                     Three                Nine
                                                 Months Ended         Months Ended
                                                    July 31,            July 31,
                                                1998     1997       1998     1997
                                                ----     ----       ----     ----
Operating income before unusual
  Omega TM charge                            $  3,434   $2,387    $ 7,759   $9,958

Unusual Omega TM charge                       (38,015)       -    (38,015)      -
                                             --------   ------    -------   -----

Operating income (loss)                      $(34,581)  $2,387   $(30,256)  $9,958
                                             ========   ======   ========   ======


Net income before unusual
  Omega TM charge                            $  1,483   $  868    $ 2,716   $4,325

Unusual Omega TM charge
  (net of tax)                                (26,610)       -    (26,610)       -
                                             --------   ------    -------   ------

Net income (loss)                            $(25,127)  $  868   $(23,894)  $4,325
                                             ========   ======   ========   ======


Diluted net income per share                 $    .45   $  .26   $   .83    $ 1.29
  before unusual Omega TM charge

Unusual Omega TM charge (after tax)             (8.10)       -     (8.12)        -
                                             --------   ------   -------    ------

Diluted net income (loss)
  per share                                  $  (7.65)  $  .26   $ (7.29)   $ 1.29
                                             ========   ======   =======    ======


Unusual Omega TM Charge. See Note 4 of the Notes To Consolidated Financial Statements relating to the additional charge for potential settlement of the litigation related to the Company's Omega TM sprinklers.

Net Sales. Net sales for the third quarter of fiscal 1998 decreased 3.0% to $57,168. Such sales were $1,750 less than the $58,918 recorded in the third quarter of fiscal 1997. Net sales for the first nine months of fiscal 1998 were $167,441, 4.0% greater than the sales for the comparable nine-month period of fiscal 1997. The sales decrease for the three-month period of fiscal 1998 is due in part to price competition on virtually all of its product lines, partially resulting from the publicity surrounding litigation and governmental investigations into the Company's Omega TM sprinkler products. The sales increase for the nine-month period of fiscal 1998 is due to continued growth of the overall market for fire sprinkler products, unit sales increases in many fire sprinkler system products, and new fire sprinkler and fittings products offset by the third quarter sales decline. The new construction market and the retrofit of existing buildings drive the worldwide demand for the Company's fire sprinklers and related products. The Glass Bulb fire sprinkler models continue to lead the Company's sprinkler unit sales gains. Sales declines were experienced for the Omega TM and other sprinkler models. The Company experienced sales gains in CPVC pipe and fittings and grooved fittings for the nine months ended July 31, 1998 as compared to the same prior year period. Sales increases were realized in most U.S. markets. International sales for the nine months ended July 31, 1998 were comparable to the same period of the prior year. The Company continues to experience very competitive conditions worldwide in the sprinkler market through price competition which has continued to depress sales prices and overall sales. The decision to discontinue the sales of the Omega TM sprinkler heads is not expected to have a material adverse impact on future sales results.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, decreased 1.5% and increased 8.0% for the three-month and nine-month periods ended July 31, 1998, respectively, over the same periods for fiscal 1997. The decrease for the three months ended July 31, 1998 in cost of sales is due to lower sales. The increase in cost of sales for the nine months ended July 31, 1998 is due to increased costs of manufacturing related to the higher nine month sales volume, increased costs for raw material, labor and overhead, and higher product warranty claims. The Company's cost of sales for the three-month and nine-month periods ended July 31, 1998, respectively, were 74.0% and 72.8% of net sales as compared to 72.9% and 70.0% of net sales for the comparable prior year periods. This resulted in a gross profit margin percentage of 26.0% and 27.2% for the three-month and nine-month periods ended July 31, 1998, respectively, as compared to 27.1% and 30.0% for the three-month and nine-month periods ended July 31, 1997. Lower sales prices were the primary reason for the lower gross profit margins in both the three- and nine-month periods ended July 31, 1998. The Company has faced continued price competition on most of its products. The gross profit margin percentage also declined due to a less favorable sales mix, somewhat higher manufacturing costs and product warranty claims. In the first quarter of fiscal 1998, the Company initiated programs to increase margins for the purpose of improving operating results which partially offset the declines in the gross profit percentage for the three-month period ended July 31, 1998.

Operating Expenses. Operating expenses for the third quarter of fiscal 1998 decreased 15.8%, or $2,143, to $11,448 from the third quarter of fiscal 1997. Total operating expenses decreased 1.0%, or $392, to $37,865 for the nine months ended July 31, 1998 compared to $38,257 for the same period for fiscal 1997. Operating expenses were 20.0% and 22.6% of net sales for the three- and nine-month periods ended July 31, 1998 compared to 23.1% and 23.8% for the comparable periods of the prior year. Selling, general and administrative expenses decreased 15.9% and 1.2% for the three- and nine-month periods ended July 31, 1998 compared to the same periods of the prior year. The decrease in selling, general and administrative expenses was due to the Company's cost reduction programs initiated early in fiscal 1998 but primarily realized in the third quarter of fiscal 1998. Research and development expenses decreased 15.1%, or $283, to $1,590 in the third fiscal quarter of 1998 as compared to the same period in fiscal 1997. This was also due to cost reduction programs implemented in fiscal 1998. The research and development expenses for the nine months ended July 31, 1998 were virtually unchanged from the same period in fiscal 1997. Research and development expenses rose sharply in the first fiscal quarter of 1998, in connection with the development and final approvals of a new line of ESFR fire sprinklers, which drove the research and development expenses higher through the first nine-months of 1998. Research and development expenses in the fourth fiscal quarter are expected to increase over the third quarter level of fiscal 1998 as the Company increases its efforts to bring new and improved products to the market.

Interest Expense (Income). Interest expense of $1,428 and $4,393 was incurred in the three-month and nine-month periods ending July 31, 1998, respectively, compared to interest expense of $1,290 and $3,599 for the same periods of fiscal 1997. The higher interest expense was due to the increased average level of debt and higher effective borrowing rate for the three- and nine-month periods ended July 31, 1998 compared to the same periods of the prior year. Short and long-term debt totaled $82,276 at July 31, 1998. The debt was required to finance the Company's working capital needs and increased growth in the Company's business including manufacturing capital expenditures. Interest income for the three- and nine-month periods ended July 31, 1998 was $83 and $500, respectively, compared to $141 and $387 for the same periods ended July 31, 1997. The lower interest income level in the third fiscal quarter of 1998 was due to a lower average investment balance as compared to the prior year period. The higher interest income level for the first nine months of fiscal 1998 was the result of a higher average investment balance in fiscal 1998.

Income Tax Provision (Benefit). The Company's effective income tax rate for the third quarter of fiscal 1998 was a benefit of 30.1% compared to a provision of 29.9% in the comparable period of 1997. For the nine-month period of fiscal 1998, the effective income tax rate was a benefit of 30.0% compared to a provision of 35.9% in the comparable period in 1997. The change in the overall effective income tax rate is primarily a result of the estimated income tax rate used to record the tax benefit of the unusual Omega TM charge in the third quarter of fiscal 1998 and the impact of the nondeductible expenses on the lower level of income in fiscal 1997.


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

                               FINANCIAL CONDITION
                   July 31, 1998 Compared to October 31, 1997

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments totaled $12,239 as of July 31, 1998 as compared to $20,856 at October 31, 1997. The decrease was due to fluctuations in operations, funds used for or provided by investing and financing activities including the repurchase of $7,500 tax exempt bonds discussed below and cash used to fund the Omega TM remediation.

Inventories. Inventories totaled $45,303 at July 31, 1998 as compared to $50,450 at October 31, 1997. The $5,147 decrease in inventories was comprised of a decrease of $1,707 in raw materials and work in process and a decrease of $3,440 in finished goods. The decrease in inventories was primarily due to two factors. The first was an inventory reduction program initiated by the Company. This included reducing lead, production, and distribution times to increase inventory turnover rates and the implementation of temporary production cutbacks at certain facilities to reduce excess inventory in certain product lines. The second was a charge of $2,000 to write-off certain raw material, work in process and finished goods related to the Omega TM fire sprinklers. The inventory write-off was included in the unusual Omega TM charge discussed elsewhere herein.

Property, Plant and Equipment. The Company's property, plant and equipment rose to $74,880 at July 31, 1998. The capital expenditures for the nine months ended July 31, 1998 totaling $4,276 were primarily due to expanding certain manufacturing capabilities for fire sprinklers, associated components, and grooved fittings product lines.

Total Debt. The Company's total debt decreased to $82,276 at July 31, 1998 as compared to $85,175 at October 31, 1997. The Company made net repayments of debt during the first nine months of fiscal 1998 in accordance with normal debt repayment schedules. In December 1997, a term loan was refinanced through the issuance of First Mortgage Industrial Development Revenue Bonds Series 1997, principal amount $7,500 issued by the Industrial Development Board of the City of Huntsville, Alabama ("IDB's"). The IDB's have a 15 year term and are payable in 52 equal quarterly installments, beginning in the third year. In April 1998, the Company repurchased these $7,500 of tax-exempt bonds. In 1998, they are classified as an other noncurrent assets as the Company is in the process of remarketing these bonds. It is anticipated that the bonds will be remarketed by the end of the calendar year.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and its borrowing capacity. The Company's Revolver Credit Agreement was amended several times in the first nine months of fiscal 1998 in order to revise certain covenants. As part of these amendments, the Company agreed to pay a higher interest rate and provide certain additional collateral in certain assets of the Company's subsidiaries and certain additional covenants were required going forward under the Revolver Credit Agreement.

On September 18, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with its existing bank as part of a debt refinancing and debt consolidation. As part of the refinancing, the Company received gross loan proceeds of approximately $62,100 and repaid outstanding debt including the previous Revolver Credit Agreement, several term notes and mortgage notes with a total outstanding balance of approximately $62,100 as of the date of the refinancing. The borrowing commitment and availabiliy in the Agreement, including term equipment notes, revolving credit facilities and letters of credit, are subject to borrowing base formulas as defined in the Agreement. The maximum borrowing availability under the revolving credit facility portion is $77,600 less the outstanding portion of any term notes issued under the Agreement. The borrowing base as defined in the Agreement is based on the appraised value of certain pledged property, plant and equipment, a percentage of eligible accounts receivable and inventories and the amount of pledged cash and short term investments. As of the closing date of the Agreement, the Company borrowed $12,600 as term equipment notes and $49,635 under the revolving credit facility. The Company had available borrowing capacity in excess of the required minimum of $2,665 as of the closing date. The Agreement expires on March 30, 2001, subject to renewal, and outstanding borrowings under the Agreement will bear interest at the lower of the Eurodollar rate plus 1.75% or the banks prime rate. The Agreement requires the Company to maintain a minimum adjusted tangible net worth.

Cash provided by operating activities in the first nine months of fiscal 1998 was $1,895 as a compared to cash used for operating activities of $1,696 in the same period of 1997. Net income (loss) plus non-cash items generated $12,984 of cash in the first nine months of fiscal 1998 as compared to $9,132 in the first nine months of fiscal 1997. Cash used for working capital was $11,089 in the nine months ended July 31, 1998 as compared to cash used of $10,828 in the same period of 1997. Anticipated future increases in sales growth will continue to require the use of operating cash flow.

Cash provided by investing activities was $2,959 in the nine months ended July 31, 1998 as compared to cash used for investing activities of $12,957 in the comparable 1997 period. Cash was provided by the net sales of investments in the nine months ended July 31, 1998 totaling $9,658 as compared to a net purchase of $1,707 of additional short-term investments in the comparable prior year period. Cash was also used to repurchase the $7,500 tax-exempt bonds that the Company intends to remarket by the end of the calendar year. A letter of credit commitment incorporated in the new financing facility is expected to significantly improve the marketability of these bonds. Another significant use of cash was for the acquisition of property, plant and equipment during these periods. These capital expenditures were primarily for machinery and equipment to expand the manufacturing capacity and improve the operations for the Company's various product lines. The capital expenditures in the first nine months of fiscal 1997 were for additional manufacturing machinery and equipment and the construction of the Company's CPVC plastic pipe and fittings facility.

Cash used for financing activities in the nine months ended July 31, 1998 was $3,813 as compared to cash provided by financing activities of $12,198 in the comparable prior year period. The primary use of cash in the nine months ended July 31, 1998 was net short-term and long-term debt repayments. The primary source of cash in the prior year period was additional long-term borrowings of $7,500 and short-term borrowings of $7,557 under the Company's lines of credit. The borrowings in the comparable prior year periods were needed to finance the increased growth in the Company's business, including capital expenditures and working capital.

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

As described in Note 4 of the Notes To Consolidated Financial Statements, the Company also expects to replace its Omega TM sprinklers under the potential product recall settlement with the Commission and the class action litigation. The ultimate funding of this liability will be determined once the terms of the settlement of the Commission investigation and the class action lawsuits are finalized. It is anticipated that approximately $12,000 of funding will be required in fiscal year 1999.

The Company's cash, cash equivalents and short-term investments, future operating results, the expected resale of the $7,500 of tax-exempt bonds, and the Company's borrowing capacity is expected to provide adequate liquidity to meet the Company's obligations, including the funding of future growth and the expected settlement of the Omega TM sprinkler matters.

Unusual Omega TM Charge. See Note 4 of the Notes To Consolidated Financial Statements relating to the additional charge for potential settlement of the litigation related to the Company's Omega TM sprinklers.

Year 2000 Compliance. The Company has been and continues to be in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company has modified certain systems to be Year 2000 compliant. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Forward Looking Statements. This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the Company's product recall and litigation regarding its Omega TM sprinklers, the growth expected in the construction market, liquidity, information relating to the litigation matters involving the Company (including the adequacy of the charge recorded to cover the recall and lawsuits relating to the Omega TM sprinklers) and matters relating to the Year 2000 issues, as well as information contained elsewhere in this document where statements are preceded by, following by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in the various documents filed by the Company with the Securities and Exchange Commission.



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         See Note 4 of the Notes To Consolidated Financial Statements relating to the additional charge for potential settlement of the litigation related to the Company's Omega TM sprinklers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         The following document is filed as an Exhibit and attached as follows:

         Exhibit 27 -- Financial Data Schedule

    (b)  Reports on Form 8-K
         On June 23, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission in which the Company reported that in connection with settlement meetings with the United States Consumer Product Safety Commission (the "Commission"), the Company believed that the amount previously reserved for the Omega TM sprinkler issues most likely would have to be increased to cover the costs that the Company may incur to resolve the Commission's action as well as other lawsuits and class actions.

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




                                    CENTRAL SPRINKLER CORPORATION
                                    -----------------------------
                                            (Registrant)




                                       /s/ E. Talbot Briddell
                                    -----------------------------
                                           E. Talbot Briddell
                                       Chief Executive Officer

DATE:   September 21, 1998
--------------------------------

                                        /s/ Albert T. Sabol
                                    -----------------------------
                                            Albert T. Sabol
                                         Executive Vice President
                                       and Chief Financial Officer
                                        (Principal Financial and
                                          Accounting Officer)