Form 10-K
period 1998-10-31
CENTRAL SPRINKLER CORP
filed 1999-01-29
CIK 766041

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


      For the fiscal year ended      October 31, 1998
                                 ---------------------------
                                    OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


      For the transition period from _________________ to _________________
      Commission file number 0-13940
                             -------

                          CENTRAL SPRINKLER CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

Pennsylvania                                            23-2328106
------------                                            ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

              451 North Cannon Avenue, Lansdale, Pennsylvania 19446
              -----------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock in the NASDAQ National Market System on December 31, 1998 -- $9.6875) was approximately $33.1 million.

         The number of shares of the Registrant's common stock outstanding as of December 31, 1998 was 3,845,637 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                   (Specific pages incorporated are indicated
                         under applicable Item herein):

Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                                     PART I
Item 1. Business.

                (a) General Development of Business

                Central Sprinkler Corporation (the "Company"), through its wholly-owned subsidiaries, Central Sprinkler Company ("Central Sprinkler"), Spraysafe Automatic Sprinklers Limited ("Spraysafe"), Central Castings Corporation ("Castings"), Central CPVC Corporation ("Central CPVC"), and Central Sprinkler Export Corporation ("Export") is a leading manufacturer of automatic fire sprinkler heads, valves, grooved couplings and fittings, CPVC plastic pipe and fittings, steel pipe, and other sprinkler system components as well as a distributor of component parts of complete automatic fire sprinkler systems that are either manufactured by the Company or purchased by the Company for resale to its customers.

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

                In July 1994, Central Sprinkler formed a new company, Castings, and acquired substantially all of the business assets of a foundry in the Southeastern United States engaged in manufacturing piping system components. The purchase price was approximately $1.8 million for assets consisting primarily of property, plant and equipment. The Company has incurred significant capital expenditures for the expansion of this facility to accommodate production of several additional product lines. Castings is also an importer of product purchased for resale to its customers to supplement manufactured product lines.

                In May 1995, Central Sprinkler formed a new company, Central CPVC, and contributed business assets to Central CPVC. Central CPVC is engaged in manufacturing CPVC plastic pipe and fittings. The Company built a manufacturing facility in Huntsville, Alabama for CPVC pipe and fittings components. The new facility commenced production in May 1997.

                (b) Financial Information About Industry Segments.

                    The Company operates in one industry; the manufacture and sale or purchase and sale of component parts of complete automatic fire sprinkler systems.

                (c) Narrative Description of Business.

General

                The Company is a leading designer, manufacturer, and distributor of automatic fire sprinkler heads, valves, CPVC plastic pipe and fittings, steel pipe, grooved fittings and couplings, and other sprinkler system components as well as a distributor of component parts of complete automatic fire sprinkler systems. Approximately 82% of the Company's fiscal 1998 annual net sales are derived from product manufactured by the Company and approximately 18% is purchased by the Company for resale to its customers.

                The Company's wide variety of products are marketed for commercial, industrial, residential and institutional uses throughout the world. The Company sells its products to more than 3 thousand customers, most of which are sprinkler installation contractors.

Products

                The principal components of a sprinkler system are the sprinkler heads and the valves, both of which are manufactured and marketed by the Company and represented approximately 49% of the Company's sales in fiscal 1998 and 51% in fiscal 1997 and fiscal 1996. The Company also manufactures and distributes other sprinkler system component parts. The Company's other product lines which are sold under the Company's various trade names include steel pipe, CPVC plastic pipe and fittings and ductile iron grooved fittings and couplings as well as other piping system components. The success of the Company's product line expansion and diversification efforts has resulted in sprinkler heads and valves becoming a lower percentage of consolidated sales than in prior years.

    Sprinkler Heads

                The sprinkler head is the mechanism that is activated by heat and discharges a water spray. The sprinkler head is composed principally of copper, brass and other corrosion resistant materials. The Company presently produces and markets five basic types of sprinkler heads: the standard commercial sprinkler, the residential/life-safety sprinkler, the extended coverage commercial sprinkler, the early suppression fast response sprinkler and specific application series sprinklers.

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

                The second type of sprinkler head produced and marketed by the Company are residential/life-safety sprinklers. These sprinklers have quick response features and are designed to react to a fire before it has a chance to spread, which effectively minimizes the smoke, fumes and toxic by-products of the fire. These residential/life-safety sprinklers are recognized today as the best means to protect a life in the event of a fire. In late 1989, the Company introduced residential/life-safety sprinklers with glass bulb activating mechanisms. These models featured more traditional sprinkler designs along with the quick response features previously only available in the Omega TM model. The production of Omega TM models was discontinued in fiscal 1998. The Company has several new models of its Glass Bulb residential sprinklers. Additionally, the Company introduced a new residential series of concealed sprinklers called ROC (Residential Optima Concealed). These sprinklers offer the best flows at the greatest area of coverage on the market.

                The third type of sprinkler head produced by the Company is the extended coverage commercial sprinkler. This sprinkler line brings about a dramatic turning point in sprinkler technology by extending ordinary spacing from 130 sq. ft. to 400 sq. ft. These sprinklers are being marketed under the trade name of Optima sprinklers. The Company introduced the Optima sprinkler in 1993 and developed its newest models in fiscal year 1998. Patents have been issued or are pending on these sprinklers that provide uniform distribution of minimum densities at very low start pressures, while achieving superior fire control when compared to the standard commercial sprinkler line.

                The fourth type of sprinkler head produced by the Company starting in fiscal 1993 is the early suppression fast response ("ESFR") sprinkler. This sprinkler is designed for use in special hazards situations. It is used primarily to protect storage areas where there is a need for a high density of water with a quick responding sprinkler head. The Company has developed new ESFR sprinklers with a larger orifice. The new K25 ESFR sprinkler was developed in fiscal 1997. By making the orifice larger, the pressure required is lowered. The newer models of the ESFR sprinklers will provide all of the advantages of the traditional ESFR sprinkler and an overall economic savings to our customers due to the lower pressure.

                The fifth type of sprinkler produced and marketed by the Company is the specific application series. These sprinklers, such as the Window Sprinklers introduced in fiscal 1995 and the Attic and the ELO-231 specific application sprinklers, are designed to provide better fire protection for specific occupancies while providing overall economic savings to our installation contractor customers. The Company continues to expand the specific application series to include new sprinklers for storage applications with larger orifices. These sprinklers will further reduce the pressure required and continue from the very successful ELO-231 series of sprinklers. The newest sprinklers developed are the K17-231 TM Upright and Pendent and Ultra K17 TM models.

                The Company discontinued production of Omega TM sprinklers in fiscal year 1998. The sales of these products represented less than 3% of consolidated sales in fiscal year 1997. See Note 14 to the Consolidated Financial Statements contained herein for a further discussion of the Omega TM product.

                In fiscal 1993, the Company started to manufacture its own line of glass bulb ampules for use as activating mechanisms in sprinkler heads. The Company currently manufactures several varieties of these glass bulb ampules for internal use. Such products are not sold to customers outside the Company. The Company also supplements its own production with glass bulb ampoules purchased from several outside suppliers.


    Valves

                The Company markets a wide variety of sprinkler system valves which are used specifically in fire sprinkler installations. A sprinkler system valve is the mechanical device by which the water supply is controlled. When the sprinkler head is activated, the valve allows water to flow into and through the system. Several of these valves are manufactured by the Company (alarm valve, butterfly valve, check valve, deluge valve and dry pipe valve), while certain other valves are manufactured by others and marketed by the Company. The Company also produces a full line of preaction and deluge valve equipment. The Company introduced several new manufactured valve models during the year.

    CPVC Plastic Pipe and Fittings

                    The Company manufactures a line of Blazemaster TM CPVC plastic pipe and fittings for use in residential and light commercial applications. The Company expanded such CPVC product lines and manufacturing capacity in each of the last several fiscal years. The Company continues its leadership position in the BlazeMaster TM CPVC market. The Company built a new manufacturing facility for Blazemaster TM CPVC pipe and fittings components that commenced production in May 1997. Prior to this date, the Company manufactured the Blazemaster TM CPVC pipe and fittings using principally Company owned machinery and equipment under a production supply contract whereby the Company used facilities and certain personnel of an unaffiliated plastic manufacturer.

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

     Grooved Fittings and Couplings

                The Central Grooved Piping product line was first established through a 1993 acquisition of an importer of such products. The 1994 acquisition of a ductile iron foundry by Castings and subsequent expansion of the foundry resulted in the Company's ability to manufacture grooved fittings and couplings and other piping system components. The product line was expanded in each of the last several fiscal years and is principally domestic with some product lines from imports including threaded fittings. The product line is used in several markets, but is primarily focused by the Company into the fire protection and heating, ventilation, and air conditioning markets. These markets represent the majority of the Company's business in this product line, and should also provide the potential growth to maximize capacity. The grooved couplings and fittings are used to attach to all iron pipe, standard steel pipe, high-density polyethylene plastic pipe, and other types of piping. The grooved method provides a cost-effective way to attach pipe ends together, primarily in two inch and above sizing. The method is readily accepted in the fire protection, mechanical, industrial, original equipment manufacturing and heating, ventilation and air conditioning markets which provide the Company with sales growth opportunities

    Other

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


Marketing and Customers

                The Company's products are marketed by its own sales and marketing staff. The sales, marketing and distribution staff consists of approximately 200 people and operates from seventeen regional sales office/distribution centers located near Boston, Atlanta, Miami, Dallas, Chicago, Los Angeles, San Francisco, Seattle, Philadelphia, Baltimore, Salt Lake City, Greensboro, Portland, Cleveland and from one distribution center in the United Kingdom, one in Singapore and one in China. Unlike the majority of the industry which markets its products primarily through wholesale distributors, the Company sells most of its products directly to sprinkler installation contractors. This places the Company in direct contact with its customers and allows it to respond effectively to customer demands and suggestions.

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

                In fiscal 1998, no single customer accounted for more than 5% of the Company's net sales.

                The Company principally manufactures products for estimated shipping demands. The Company also produces product to specific customer orders. The Company does not have any significant order backlog.

                The Company advertises its products through various media including insurance publications and trade journals. The Company also participates in trade shows and trade organizations. Approximately $659 thousand was spent on advertising and sales promotions of the Company's products in 1998.

                The Company's products are not marketed pursuant to long-term purchase agreements, but are sold pursuant to individual purchase orders. Often, the Company's published sales terms sheet is the controlling purchase document.

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

                The Company maintains a staff of approximately fifty-five engineers and support staff who devote their time to research and development activities. During the 1998 fiscal year, the Company spent $6.4 million on research and development compared to $7.4 million in fiscal 1997 and $5.5 million in fiscal 1996. The Company's efforts in this area are primarily focused on sprinkler head and valve design and development, and are directed toward both new product development and further refinement of the quick response technology designed for residential/life-safety purposes, extended coverage sprinklers, enhancements to dry pendent and Optima sprinklers, and the specific application sprinkler series. The Company's heavy emphasis on the development of new products across most product lines continued throughout the year and led to new products in fiscal years 1998, 1997 and 1996.

Patents

                The Company holds a number of patents. In fiscal year 1998, the Company received patents on the K-25 ESFR sprinkler head and several other products. In September 1997, the Company was issued a patent on directional sprinklers for usage in attics under pitched roofs, hipped roofs, dormers, interior cathedral ceilings and other pitched overhead interior walls. In September 1997 and December 1996, the Company was issued patents on various models of the extended coverage ceiling sprinklers. The Company was issued a patent in fiscal 1995 on the new extended coverage sprinkler and additional related patent applications are pending. These patents are very important to the Company based upon the Company's substantial investment in the development of new products and the dramatic turning point they provide in fire sprinkler protection and technology. The Company has also filed for patent protection on other products.

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

                The Company also has a non-exclusive supply contract with the B.F. Goodrich Company to supply the resin that the Company uses to produce BlazeMaster TM CPVC plastic pipe and fittings. This supply contract, which expires in December 2002, provides the Company with a source of resin that is not generally available. Other products manufactured by the Company such as steel pipe, fittings and couplings and other piping system components use raw materials that are available from a wide variety of suppliers.

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

Employees

                The Company employs approximately 1,300 people, of whom approximately 950 are production or shipping employees, with the remainder serving in executive, administrative or sales capacities. The Company's sprinkler and valve production and shipping employees are covered by a collective bargaining agreement with the International Association of Machinists & Aerospace Workers that expires in October 2000. All of the covered employees are located at the Company's primary manufacturing plant in Lansdale, Pennsylvania.

                (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                The Company operates in one business segment and engages in business activity outside the United States. During fiscal
1998, 1997 and 1996, the combined export and foreign sales represented approximately 11.4%, 13.6% and 12.5%, respectively, of the Company's net sales. Included in foreign sales are the sales of the Company's United Kingdom subsidiary (Spraysafe). Spraysafe primarily manufactures sprinkler heads and distributes them and other products in Europe and other foreign countries. Significant financial information about Spraysafe's operations consists of the following in thousands of dollars:

                                    Year Ended October 31,
                             -----------------------------------
                               1998          1997          1996
                               ----          ----          ----

Sales                        $15,099       $17,254       $16,807
Operating Income                 996         1,264         1,390
Net Income                       445           495           789
Total Assets                  10,406        12,382        10,803
Total Liabilities              5,221         7,747         6,799


Item 2. Properties.

                The Company's primary manufacturing plant and executive offices are located in Lansdale, Pennsylvania. The Lansdale facility is owned by the Company. It is comprised of several buildings which contain approximately 166 thousand square feet of floor space on a parcel of about 7 acres. In fiscal 1996, the Company purchased a building and land for additional offices in Lansdale, Pennsylvania which contains approximately 14 thousand square feet. The Company also owns a separate fire sprinkler component manufacturing facility of approximately 15 thousand square feet in Pennsylvania. The Company's subsidiary, Castings, owns a piping systems components manufacturing facility and foundry of approximately 155 thousand square feet on a 67 acre parcel in Anniston, Alabama purchased in fiscal 1994. The Company's Central CPVC Corporation subsidiary owns a manufacturing plant located in Huntsville, Alabama containing approximately 79 thousand square feet of floor space on a parcel of approximately 15 acres. The plant houses offices, manufacturing operations and inventory.

                The Company's fourteen domestic sales office/distribution centers are located in major cities across the United States listed in Item 1(c), "Marketing and Customers," hereof and range in size from 11 thousand to 66 thousand square feet per building. These facilities are leased by the Company pursuant to leases which terminate through 2002. The Company has options to extend certain of its leases for additional periods on similar terms.

                The Company's United Kingdom subsidiary owns a manufacturing plant in the United Kingdom that contains approximately 12 thousand square feet of floor space on a parcel of about 1 acre. This facility is also pledged as security for a loan. The United Kingdom subsidiary also leases a distribution center of approximately 5 thousand square feet in the United Kingdom under a lease that expires in 2000, leases a distribution center of approximately 3 thousand square feet in Singapore under a lease that expires in 1999, and leases approximately 1 thousand square feet in Beijing, China.

                The Company's manufacturing and assembly facilities operate on a two-shift or three-shift per day basis. Principally all of the manufacturing equipment used in the production process is owned by the Company. At October 31, 1998, the Company's owned and leased facilities are generally adequate and suitable for the Company's needs and are virtually fully utilized for their intended use. In the normal course of business, the Company continually evaluates its properties and facilities for their adequacy and suitability.

Item 3. Legal Proceedings.

                The Company is engaged in discussions with the Environmental Protection Agency concerning a claim which may develop in connection with the Company's primary manufacturing plant in Lansdale, Pennsylvania. This potential claim is more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company has been involved in seven class action lawsuits as well as an administrative lawsuit filed in March 1998, by the United States Consumer Product Safety Commission ("Commission") related to the Company's Omega(TM) sprinklers. The Company has reached a final settlement of the Omega(TM) litigation with the Commission as well as a definitive settlement agreement with the plaintiffs in the Hart and Santa Clara class actions. Although the court has granted preliminary approval to the settlement, settlement is contingent upon receiving final approval from the court.

             In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and based on current information, the Company revised its estimate of the probable future cost of settling these matters and recorded a $38 million ($26.6 million net of tax) charge in third quarter of fiscal 1998 to reflect the total estimated additional future cost. The Company believes that this additional charge along with previous reserves for the Omega(TM) head replacement efforts should cover the total estimated future costs of the settlements. The Agreements with the Commission and Class Action litigants generally provide for replacement of the Omega(TM) sprinkler heads with free replacement sprinklers and parts, the establishment of a separate trust account for payments to the owners of Omega(TM) sprinklers, administration of the recall program and a notification program related to the Omega(TM) sprinkler product recall.

          In addition, the Company has discontinued the manufacturing and sale of Omega(TM) sprinklers. The Omega(TM) product line represented less than 3% of the Company's total sales in fiscal year 1997.

          In an effort to recover a portion of the cost of the Omega(TM) settlement, the Company filed suit on August 19, 1998, against twelve product liability insurance carriers with which the Company had coverage over the last 15 years. No insurance or third party recoveries have been considered in the Company's accrual analysis and the amount of such recoveries, if any, is uncertain at this time.

            In the fourth quarter of fiscal 1997, a charge of $13.2 million ($9 million net of tax) was recorded to cover the estimated future costs associated with the expansion of a voluntary program which was initiated by the Company to encourage the testing and possible replacement of certain Omega(TM) fire sprinklers. A similar Omega(TM) charge was recorded in fiscal 1996 of $3.8 million ($2.4 million net of tax). These amounts were based on estimates of the number of Omega(TM) sprinklers, the action plan the Company believed was necessary to remediate these sprinklers and various other assumptions

          In August 1997, a class action lawsuit was filed against the Company in the State of California on behalf of a class of building owners who have Omega(TM) sprinkler heads installed in their buildings. In December 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega(TM) sprinkler heads. Since the filing of these class actions, the Company has been named as a defendant in five additional class actions raising virtually identical allegations, captioned Rebecca Adams v. Central Sprinkler Co. (filed February 11, 1998 in the Superior Court of California for the County of San Bernadino), James T. Perona v. Central Sprinkler Corp. (filed March 13, 1998, in the Superior Court of California for the County of Los Angeles), South Royal Corp. v. Central Sprinkler Corp. (filed March 27, 1998, in the United States District Court for the Southern District of Florida), Roy F. Smith v. Central Sprinkler Corp. (filed March 20, 1998 in the United States District Court for the Eastern District of Pennsylvania) and Sangiacomo v. Central Sprinkler Corp. (filed April 3, 1998 in the United States District Court for the Eastern District of Pennsylvania). The complaints do not specify a dollar amount the plaintiffs are seeking. The Company has moved to dismiss each of the above actions that it has been served with process. Earlier in 1998, the court dismissed the South Royal complaint for failure to state a claim. Plaintiff thereafter voluntarily dismissed its actions. As previously mentioned, the Company has entered into an agreement to settle the Hart and Santa Clara matters on a class-wide basis. The court granted preliminary approval to the settlement on October 27, 1998 and has scheduled a final approval hearing for February 19, 1999. Motions to dismiss remain pending in the other actions which have been essentially inactive since the date of the preliminary approval order in the Hart and Santa Clara matters.

          The Company believes that the remaining balance from the third quarter fiscal 1998 charge totaling $35.1 million ($12 million of which is included in accrued expenses) as of October 31, 1998 will be sufficient to cover the total estimated additional costs of the Omega(TM) sprinkler matters. The third quarter fiscal 1998 charge was based on estimates of the number of Omega(TM) sprinklers to be located, the number of parties who will elect not to participate in the settlements, estimated legal expenses and various other assumptions and on information available at the time. It is possible that additional litigation may ensue. In the event additional information becomes available in the future which changes management's estimates, additional provisions may be necessary.

                The Company, in the normal course of business, is party to various other claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these other matters will not have a material impact on the Company's financial position, results of operations or liquidity.


Item 4. Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters.

                The Company's Common Stock is traded on the NASDAQ National Market, NASDAQ symbol - CNSP. The following table sets forth, for the fiscal years indicated, the range of high and low price quotations.

Fiscal 1998:
                                                       High       Low
                                                       ----       ---

    First Quarter................................    $20       $17
    Second Quarter...............................     20 1/2     9 15/16
    Third Quarter................................     11 1/2     5 1/2
    Fourth Quarter...............................     12 15/16   6 1/16

Fiscal 1997:
                                                      High       Low
                                                      ----       ---

    First Quarter................................    $28 3/4   $17 1/4
    Second Quarter...............................     28 1/2    17 3/4
    Third Quarter................................     28 1/4    17 1/2
    Fourth Quarter...............................     22        16 1/2


                As of December 31, 1998, there were approximately 1 thousand holders of record of Common Stock of the Company. The closing price of such stock on the NASDAQ National Market on December 31, 1998 was $9.6875.

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

                                                            (1)       Interest                  Diluted Net
                                                         Operating     Expense       Net       Income (Loss)
                                  Net        Gross         Income     (Income),    Income       Per Common
CONSOLIDATED OPERATIONS          Sales       Profit        (Loss)        Net       (Loss)          Share
------------------------------------------------------------------------------------------------------------
Year Ended October 31, 1998    $224,930     $60,001     $(27,288)(2)   $5,161   $(22,604)(2)   $(6.89)(2)
Year Ended October 31, 1997     221,990      66,280(3)       745 (2)    4,322     (2,542)(2)     (.78)(2)
Year Ended October 31, 1996     187,220      55,975(3)     8,999 (2)    2,939      3,763 (2)     1.13 (2)
Year Ended October 31, 1995     158,849      51,684       15,305        1,902      8,458         2.50
Year Ended October 31, 1994     116,249      35,237        6,428          678      4,018 (4)      .80 (4)
------------------------------------------------------------------------------------------------------------

                                                                Long-
CONSOLIDATED FINANCIAL        Working    Current     Total      Term     Total  Shareholders'
POSITION                      Capital     Ratio      Assets     Debt      Debt     Equity
----------------------------------------------------------------------------------------------
As of October 31, 1998        $77,427     2.7:1    $177,104   $76,807   $81,168   $30,767
As of October 31, 1997         84,990     2.8:1     188,027    79,918    85,175    52,898
As of October 31, 1996         35,522     1.5:1     150,918    24,674    62,914    54,392
As of October 31, 1995         47,292     2.2:1     117,360    27,516    45,391    49,550
As of October 31, 1994         53,168     3.0:1      99,061    19,391    30,955    51,101
----------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA FOOTNOTES
  (1) Operating income (loss) represents income before income taxes and interest expense (income), net.
  (2) After an unusual third quarter Omega (TM) charge of $38,015 ($26,610 net of tax or $8.10 per share) in fiscal 1998 and unusual fourth quarter Omega (TM) charges of $13,200 ($8,976 net of tax or $2.74 per share) in fiscal 1997 and $3,750 ($2,362 net of tax or $.72 per share) in fiscal 1996 (See Footnote No. 14 of the Notes to Consolidated Financial Statements contained herein).
  (3) Reflects reclassification of unusual Omega (TM) charges of $13,200 in fiscal 1997 and $3,750 in fiscal 1996 from cost of sales to a separate classification effecting operating income.
  (4) After favorable cumulative effect of $238 ($.05 per share) due to accounting change for income taxes.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

                The following table shows, for the years indicated, the percentage relationships to net sales of the items included in the Consolidated Statements of Operations and the percentage changes in the dollar amounts of such items from year-to-year.

                                                            Percentage of Net Sales                   Percentage Increase
                                                             Year Ended October 31,                       (Decrease)
                                                            -----------------------                   -------------------
                                                                                                   Year 1998        Year 1997
                                                     1998           1997           1996            Over 1997        Over 1996
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                           100.0%          100.0%          100.0%             1.3%           18.6%
Cost of sales                                        73.3            70.1*           70.1*             5.9            18.6
                                                    -----           -----           -----
     Gross profit                                    26.7            29.9*           29.9*            (9.5)           18.4
                                                    -----           -----           -----

Operating expenses:
     Selling, general and
      administrative                                 19.1            20.3            20.2             (4.7)           19.1
     Research and development                         2.8             3.3             2.9            (12.9)           34.8
                                                    -----           -----           -----
                                                     21.9            23.6            23.1             (5.8)           21.1
                                                    -----           -----           -----

     Unusual Omega(TM) charge                        16.9             6.0*            2.0*             N/M             N/M
                                                    -----           -----           -----

     Operating income (loss)                        (12.1)             .3             4.8              N/M           (91.7)
                                                    -----           -----           -----

Interest expense (income):
     Interest expense                                 2.6             2.2             1.8             19.6            44.0
     Interest income                                  (.3)            (.3)            (.2)            21.0            23.7
                                                    -----           -----           -----
                                                      2.3             1.9             1.6             19.4            47.1
                                                    -----           -----           -----

     Income (loss) before
      income taxes                                  (14.4)           (1.6)            3.2              N/M             N/M

Income tax provision
    (benefit)                                        (4.4)            (.5)            1.2              N/M             N/M
                                                    -----           -----           -----
Net income (loss)                                   (10.0)           (1.1)            2.0              N/M             N/M
                                                    =====           =====           =====

----------
* Reflects reclassification of unusual Omega(TM) charges of $13.2 million in fiscal 1997 and $3.75 million in fiscal 1996 from cost of sales to a separate classification effecting operating income.

N/M indicates not meaningful.

     The following table summarizes the impact of the unusual Omega(TM) charges on the reported operating income (loss), net income (loss) and diluted net income (loss) per common share for the respective reporting periods. Amounts in thousands, except per Share.



                                                                   Year Ended October 31,
                                                   -----------------------------------------------------
                                                     1998                 1997                    1996
                                                   --------            ----------               --------
Operating income before
 unusual Omega(TM) charge                          $ 10,727              $ 13,945                 $12,749

Unusual Omega(TM) charge                            (38,015)              (13,200)                 (3,750)
                                                   --------              --------                 -------
Operating income (loss)                            $(27,288)             $    745                 $ 8,999
                                                   ========              ========                 =======
Net income before unusual
 Omega(TM) charge                                  $  4,006              $  6,434                 $ 6,125

Unusual Omega(TM) charge (net
 of tax)                                            (26,610)               (8,976)                 (2,362)
                                                   --------              --------                 -------
Net income (loss)                                  $(22,604)             $ (2,542)                $ 3,763
                                                   ========              ========                 =======

Diluted net income per
 common share before
 unusual Omega(TM)charge                           $   1.21              $   1.96                 $  1.85

Unusual Omega(TM)charge
 (after tax)                                          (8.10)                (2.74)                   (.72)
                                                   --------              --------                 -------
Diluted net income (loss)
 per common share                                  $  (6.89)             $  ( .78)                $  1.13
                                                   ========              ========                 =======

      Fiscal 1998 sales growth represented the sixth straight year of record net sales. Net sales for fiscal 1998 increased to $224.9 million, $2.9 million or 1.3% from fiscal 1997 net sales of $222.0 million. The sales increase is due to unit sales increases in many fire sprinkler system products and new fire sprinkler and fittings products offset by price competition on virtually all of its product lines, partially resulting from the publicity surrounding litigation and governmental investigations into the company's Omega(TM) sprinkler products, and the discontinuance of the Omega(TM) sprinklers. Worldwide demand for the Company's products is driven by the new construction market and the retrofit of existing buildings. The Glass Bulb fire sprinkler models continue to lead the Company's sprinkler unit sales gains. The Company experienced sales gains in CPVC pipe and fittings, grooved fittings, and steel pipe in fiscal year 1998 as compared to the prior year. Sales increases were realized in most U.S. markets. International sales decreased for the fiscal year compared to the same prior year period. The Company continues to experience very competitive conditions worldwide in the sprinkler market through price competition that have continued to depress sales prices and overall sales. The decision to discontinue the sales of the Omega(TM) sprinkler heads is not expected to have a material adverse impact on future sales results. The Company announced sales price increases on most of its products in the first quarter of fiscal 1999 in an effort to improve gross profit.

     Fiscal 1997 net sales increased to $222.0 million, $34.8 million or 18.6% from fiscal 1996 net sales of $187.2 million. The sales increases are the result of strong market demand for fire sprinkler products, a continued strong market share held by the Company in such market, unit sales increases across most fire sprinkler system products, and new fire sprinkler and fittings products. The new construction market and the retrofit of existing buildings drive the worldwide market demand for the Company's fire sprinklers and related products. The Company's programs in developing and expanding production and additional marketing of products continue to increase sales. The Glass Bulb and OptimaTM fire sprinkler models, CPVC pipe and fittings and grooved fittings and couplings led the Company's sales gains. Sales increases were realized throughout the U.S. and in international markets. In fiscal 1997, domestic sales increased 19.3% and sales outside the U.S. increased 13.6% from fiscal 1996. The Company continues to experience increased competitive conditions worldwide in the sprinkler market primarily through stiff price competition, which continues to depress sales prices. The Company announced a September 1, 1997 sales price increase on most of its sprinkler and valve products in an effort to improve the Company's gross profit.

     Cost of sales for fiscal 1998 increased to $164.9 million, an increase of $9.2 million or 5.9% compared to the prior year. As a percent of net sales, cost of sales in fiscal 1998 increased to 73.3% compared to 70.1% in the prior fiscal year. This resulted in a gross profit margin percentage for fiscal 1998 of 26.7% compared to 29.9% in fiscal 1997. In terms of dollars of expense, cost of sales increased primarily due to higher sales volume, increased costs for raw material, labor and overhead, and higher product warranty claims. The decline in the gross profit margin percentage is due primarily to lower sales prices, less favorable sales mix, higher warranty claims and unit volume production declines in certain products due to the Company's inventory reduction program. The Company also added more production equipment, including automated equipment, to accommodate the demand for certain products and increase efficiencies in the future.

     Cost of sales for fiscal 1997 increased to $155.7 million, an increase of $24.5 million or 18.6%. The net increase in cost of sales is due primarily to increased cost of manufacturing related to higher sales volume and increased costs for raw material, labor, and overhead. The Company added more production equipment and enlarged its production space later in the year to accommodate the increasing product demand. The rapid growth led to higher than expected costs to manufacture some products. The Company's cost of sales in fiscal 1997 and fiscal 1996 were 70.1% of net sales. This resulted in a gross profit margin percentage of 29.9%.

      Selling, general and administrative expenses were $42.9 million in fiscal 1998, a decrease of $2.1 million or 4.7% from fiscal 1997. These expenses were 19.1% of net sales in fiscal 1998 as compared to 20.3% in fiscal 1997. The selling, general and administrative expense decrease was due to the Company's cost reduction programs initiated early in fiscal 1998, but primarily realized in the third and fourth fiscal quarters of 1998. General and administrative expenses increased in fiscal 1998 compared to fiscal 1997 primarily due to legal and consulting fees. Selling and distribution expenses decreased as a result of reductions in personnel, travel, freight expense, and other cost reductions.

      Selling, general and administrative expenses were $45.0 million in fiscal 1997, an increase of $7.2 million or 19.1% from fiscal 1996. These expenses were 20.3% of net sales in fiscal 1997 as compared to 20.2% of fiscal 1996 net sales. The selling, general and administrative expense increase was due primarily to increased selling and distribution expenses resulting from the increased sales volume and the expansion of distribution operations to better serve existing and new customers in the U.S. and internationally with expanding product lines. The Company also opened a new sales location in China late in fiscal 1996. The Company continues to develop an improved distribution requirements planning system to increase distribution efficiencies and reduce costs. The increase in selling, general and administrative expenses was also due to a higher number of administrative personnel to support the Company's growth.

     Research and development expenses decreased to $6.4 million in fiscal 1998, a decrease of $947 thousand or 12.9% from fiscal 1997. Research and development expenses were 2.8% of net sales in fiscal 1998 as compared to 3.3% of net sales of fiscal 1997.

Research and development expenses rose sharply early in the fiscal year in connection with the development and final approvals of a new line of Early Suppression Fast Response fire sprinklers. The overall decline was due to cost reduction programs implemented in fiscal 1998 that were realized in the last half of the year principally through lower outside expenses. Research and development expenses are anticipated to increase in fiscal 1999 as the Company increases its efforts over fiscal 1998 to bring new and improved products to the market. The Company's research and development investment resulted in new and improved products coming to market during fiscal 1998.

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

     The Company recorded an unusual Omega(TM) charge of $38 million in the third quarter of fiscal 1998 and the fourth quarter of fiscal years 1997 of $13.2 million and 1996 of $3.8 million. Reference is made to the Liquidity and Capital Resources section and Footnote 14 of the Notes To Consolidated Financial Statements relating to the fiscal 1998 additional charge for settlement of the litigation and the product recall related to the Company's Omega(TM) sprinklers.

     Net interest expense in fiscal 1998 was $5.2 million, 2.3% of net sales, as compared to $4.3 million, 1.9% of net sales, in fiscal 1997. Interest expense was $5.8 million in fiscal 1998 as compared to $4.9 million in fiscal 1997. The higher interest expense was due to higher effective borrowing rates. Total debt was $81.2 million at October 31, 1998, as compared to $85.2 million at October 31, 1997. Interest income was $675 thousand in fiscal 1998 as compared to $558 thousand in fiscal 1997. A lower average investment balance in the second half of fiscal 1998 offset a higher average investment balance in the first half of fiscal 1998.

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

     The Company's effective income tax rate for fiscal 1998 was a benefit of 30.3% compared to a benefit of 28.9% in the comparable period of 1997. The change in the overall effective income tax rate is primarily a result of the income tax rate used to record the tax benefit of the unusual Omega(TM) charge in the third quarter of fiscal 1998 and the impact of the nondeductible expenses on the lower level of income.

     The Company's effective income tax rate for fiscal 1997 was a benefit of 28.9% as compared to a provision of 37.9% in fiscal 1996. The decrease in the overall effective income tax rate is the result of a decrease in the effective state income tax rate due to the net loss for the year and an increase in anticipated federal income tax credits. Such anticipated federal income tax credits were a significantly larger percentage of pretax amounts due to the reduced pretax balance.

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

Liquidity and Capital Resources

     The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash from operations and borrowing capacity. The Company believes that these sources will be sufficient to fund the programs necessary for future operations, growth and expansion, and the Omega(TM) settlements. The Company's combined cash, cash equivalents and short-term investments were $18.8 million at October 31, 1998 as compared to $20.9 million at October 31, 1997. The decrease in cash, cash equivalents and short-term investments is the result of fluctuations in operations, funds used for or provided by investing and financing activities and cash used to fund the Omega(TM) settlements. As of October 31, 1998, most of the short-term investments had been converted to cash deposits in order to increase liquidity. As of October 31, 1998, the Company has $14.3 million of available borrowing capacity, based on the borrowing base formulas, including subjective elements, as defined in the agreements, under a new Revolving Credit Facility and a line of credit. Under the terms of the new Revolving Credit Facility, the Company must maintain minimum balances of net borrowing availability. Should the net balance of borrowing availability fall below such level, the bank may require the Company to apply its lockbox to its loan balances. The outstanding borrowings under the Revolving Credit Facility have been classified as a long-term liability since the Agreement does not expire until March 30, 2001 and the Company expects to maintain compliance with all covenants and minimum balances as required.

     On September 18, 1998, the Company entered into a new Loan and Security Agreement with its existing bank as part of a debt refinancing and debt consolidation. As part of the refinancing, the Company received gross loan proceeds of approximately $62.1 million and repaid outstanding debt including the previous Revolver Credit Agreement, several term notes and mortgage notes. See Footnote 7 of the Notes to Consolidated Financial Statements relating to the refinancing.

       Cash provided by operating activities in fiscal 1998 was $3.6 million as compared to $1.2 million in fiscal 1997. Net income (loss) plus noncash items generated $17.4 million of cash in fiscal 1998 as compared to $15.6 million in fiscal 1997. The change in fiscal 1998 as compared to fiscal 1997 was due primarily to an increase in depreciation. Net cash used for working capital purposes was $13.8 million in 1998 as compared to $14.4 million in 1997 primarily as a result of cash used to fund the Omega(TM) programs and partially offset by decreases in accounts receivable and inventories. The lower inventory balance at October 31, 1998, as compared to October 31, 1997, was a result of the Company's inventory reduction program partially offset by additional production and stocking in inventory of new and expanded product lines. Anticipated future increases in sales volume will require the use of operating cash flow.

     Cash provided by investing activities was $12.6 million in fiscal 1998 as compared to cash used in investing activities of $20.0 million in fiscal 1997. The primary source of cash for fiscal year 1998 was the net sales of investments as compared to net purchases in fiscal years 1997 and 1996. The primary use of cash was for the acquisition of property, plant and equipment during these periods. The capital expenditures were primarily to expand manufacturing capabilities for fire sprinklers and associated components, grooved fittings product lines and CPVC fittings product lines.

     Cash used for financing activities in fiscal 1998 was $4.0 million as compared to cash provided by financing activities of $22.5 million in fiscal 1997. The primary source of cash was from the new Loan and Security Agreement ("Agreement") comprised principally of a revolving credit facility and term note. Proceeds of the Agreement were used to repay the previous Revolver Credit Agreement borrowings, several term notes and mortgage notes. Repayments of short-term and long-term borrowings exceeded proceeds from new debt agreements. In fiscal 1997, the primary sources of cash were from a long-term Revolving Credit Agreement and secured term loan.

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

       The Company believes its cash and cash equivalents along with the Company's future earnings and borrowing capacity is expected to provide adequate liquidity to meet the Company's obligations, to fund future growth and expansion and fund the Omega(TM) settlements.

New Accounting Pronouncements

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is the change in net assets during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 in fiscal 1999 and believes that the adoption will not have a material impact on the Company's financial statements.

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is the manner in which management organized the segments within the enterprise for making operating decisions and assessing performance. The Company will adopt SFAS No. 131 in fiscal 1999 and believes that this adoption will not have a material impact on the Company's financial statements.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for derivatives used for hedging activities. SFAS No. 133 requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

Commitments and Contingencies

       The Company and approximately thirty other local businesses were notified by the Environmental Protection Agency ("EPA") in August 1991 that they may be a potentially responsible party with respect to a groundwater contamination problem in the vicinity of the Company's primary manufacturing plant in Lansdale, Pennsylvania. The Company entered into an Administrative Order of Consent for Remedial Investigation/Feasibility Study ("AOC") effective May 19, 1995 with the EPA. Pursuant to the AOC, in 1996 the Company performed certain tests on the Company's property to determine whether any land owned by the Company could be a source of any of the contamination at the site. Based upon such tests management believes that the Company's operations did not contribute to this contamination problem and the Company has no liability to clean-up this site. Should the EPA mandate the Company's participation in clean-up efforts it is estimated that such costs could aggregate $2.7 million. The Company has not accrued for such clean-up costs.

     The Company has commitments and contingencies with respect to settlements, lawsuits and an administrative lawsuit related to the Company's Omega(TM) sprinklers as discussed in Item 3, "Legal Proceedings."

       The Company, in the normal course of business, is party to various other claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these other matters will not have a material impact on the Company's financial position, results of operations or liquidity.

Year 2000

     At midnight on December 31, 1999, all computer systems that use two digits to represent the year are at risk of malfunction or failure. Many systems will continue to run, but may interpret any data in the year '00 to be prior to any date in the year '99. Businesses and systems that use a four-digit format to report and process dates later than December 31, 1999 are often denoted as "Year 2000 compliant". While many systems have no date comparison functions and operate in a date-independent mode, they may have a date function. If full system operation and correct display of dates subsequent to January 1, 2000 are possible, these systems may be denoted as "Year 2000 operationally ready". Many systems and subsystems using two digit dates will operate smoothly until the end of their technological or economic life without regard to the actual date. These systems are unaffected by whether it is 2000 or 1900, make no "real-time" date comparisons and have no date to display features. At the other extreme are systems that will cease functioning or malfunction when an unacceptable date is perceived (which in some cases could be during 1999).

     The Company is committed to the operation of our business without interruption. The Company has been and continues to be in the process of evaluating and modifying both its information technology and non-information technology infrastructures for the Year 2000 compliance. The Company's primary operating systems and software are Year 2000 compliant. In the normal course of business, the Company has upgraded certain systems and software and these upgrades are Year 2000 compliant. The Company has also modified certain systems to be Year 2000 compliant. It is anticipated that the full assessment of all potential issues will be completed in the third fiscal quarter of 1999 and the issues tested and resolved, through modification or replacement, by the end of the fourth fiscal quarter of 1999. The Company does not expect that the cost to modify or replace infrastructure affected by the Year 2000 issue will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is in the preliminary stages of assessing the Year 2000 compliance status of its suppliers and vendors and the potential impact on the Company's operations should they not achieve Year 2000 compliance. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. Throughout the assessment, the Company will be developing contingency plans.

       There can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its products or internal systems which are comprised predominantly of third party software and hardware, or by the inability of third parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that the ultimate outcome of its efforts to be Year 2000 ready will not have a material effect on the Company's current financial position, liquidity, or operations, there can be no assurances that unanticipated increased costs could have a material effect on the results of operations. Readers should be cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosure regarding forward-looking statements.


Forward Looking Statements

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the Company's product recall and litigation regarding its Omega(TM) sprinklers (including the adequacy of the charge recorded to cover the recall and lawsuits relating to the Omega(TM) sprinklers), general business strategy, the growth expected in the construction market, the potential market and uses for the Company's sprinklers and other products, expansion plans, cost structure, the effects of competition on the structure of the markets in which the Company competes, operating performance and liquidity, matters related to the Year 2000 issues, market risk, foreign currency fluctuations, litigation matters and the adequacy of the charge recorded to cover such matters, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "expects," "estimates," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in this document and other documents filed by the Company with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Sensitivity

      The Company's interest rate exposure relates primarily to long-term debt obligations. All debt obligations and the interest rate swap are entered into for purposes other than trading. A significant portion of the Company's interest expense is based upon variable interest rates of its banks prime rate or Eurodollar rate, as discussed in Footnote 7 of the Notes to Consolidated Financial Statements.

      The table below provides fiscal year information about the Company's debt obligations and interest rate swap agreement. All of the Company's debt obligations have been classified as variable rate. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For the interest rate swap, the table presents the notional amounts and weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be made under the contract. Dollar amounts are in thousands.

--------------------------------------------------------------------------------
  Expected       Variable Rate        Average                        Average
  Maturity         Long-Term          Interest      Interest           Pay
    Date              Debt              Rate        Rate Swap          Rate
  --------       -------------        --------      ---------        --------
   1999            $ 4,064              6.59%        $  550            .875%
   2000              4,618              6.54            550            .875
   2001             57,003              6.11            550            .875
   2002              1,368              4.54            550            .875
   2003              1,345              4.49            550            .875
   Thereafter       12,473              4.43          7,150            .875
                   -------                           ------
   Total           $80,871              6.13%        $9,900            .875%
                   =======                           ======
   Fair Value      $80,871                           $ (560)
                   =======                           ======
--------------------------------------------------------------------------------

      Exchange Rate Sensitivity

      The Company conducts business on a global basis in several major international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Fluctuations in foreign currency exchange rates have not had, and are not anticipated to have, a material impact on the Company's current financial condition, liquidity, or operations.

Item 8. Financial Statements and Supplementary Data.

      The consolidated financial statements of the Company for the years ended October 31, 1998, 1997, and 1996, together with the report thereon of Arthur Andersen LLP dated December 18, 1998, are set forth on pages F-1 through F-17 hereof. The supplementary financial data for the Company is set forth on page F-18 hereof.

      The remainder of the financial information required by this report is set forth on page S-1 which follows the consolidated financial statements and supplementary financial data set forth on pages F-1 through F-18 hereof. Such information is listed in Item 14(a)(2) hereof.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                The names and ages of the Registrant's executive officers and key employees, their positions with the Company and with Central Sprinkler, its primary operating subsidiary, and their principal occupations during the past five years are as follows:

                                 Position(s) with the Company, and
                                 where indicated, with Central
Name                       Age   Sprinkler
---------------------     ----   --------------------------------------------

E. Talbot Briddell         56    Chairman, Chief Executive Officer and
                                 Director

George G. Meyer            49    President, Secretary, Treasurer and Director

Stephen J. Meyer           47    Senior Executive Vice President of Central
                                 Sprinkler and Director

James R. Buchanan          49    Executive Vice President, Sales of Central
                                 Sprinkler

Albert T. Sabol            46    Executive Vice President, Finance and Chief
                                 Financial Officer of the Company and Central
                                 Sprinkler

James E. Golinveaux        35    Senior Vice President, Engineering of Central
                                 Sprinkler

Anthony A. DeGregorio      39    Vice President, SprinkCAD of Central
                                 Sprinkler

Michael J. Graham          53    Vice President, International Operations of
                                 Central Sprinkler

Carmine L. Schiavone       32    Vice President, Piping Products of Central
                                 Sprinkler

Leonard E. Schiavone       32    Vice President, Piping Products of Central
                                 Sprinkler

                E. TALBOT BRIDDELL - Mr. Briddell has been the Chairman of the Company since January 1999 and Chief Executive Officer and a director of the Company since July 1998. Mr. Briddell is President of Phoenix Management Services, Inc., a private consulting firm, since 1985.

                GEORGE G. MEYER - Mr. Meyer has been President of the Company since November 1997. He has been the Secretary and Treasurer of the Company since 1985, and a director of the Company and President and a director of Central Sprinkler since 1984. He was Executive Vice President of the Company from 1985 to 1987.

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

                JAMES E. GOLINVEAUX - Mr. Golinveaux has been Senior Vice President, Engineering of Central Sprinkler since November 1998. He has been Senior Vice President, Manufacturing and Engineering of Central Sprinkler since November 1997. He was Senior Vice President, Engineering of Central Sprinkler since 1996. He was Vice President, Technical Service and Engineering of Central Sprinkler since 1993 and Vice President, Technical Service of Central Sprinkler since 1992. He was Director of Technical Service from 1991 to 1992. From 1986 to 1991 he was the Design Manager for a large fire protection installation contractor.

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

                George G. and Stephen J. Meyer are brothers.

      The remainder of the information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation.

      The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

           The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions.

      The information called for by this Item is incorporated herein by reference to Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which Registrant intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

(a) The following documents are filed as a part of this report:

           (1) The financial statements and supplemental financial data required by Item 8 of this report are filed below:

FINANCIAL STATEMENTS:
                                                         Page(s)
                                                         -------

Report of Independent Public Accountants................. F-1

Consolidated Balance Sheets as of October 31, 1998 and
  1997................................................... F-2-3

Consolidated Statements of Operations for the years ended
  October 31, 1998, 1997 and 1996........................ F-4

Consolidated Statements of Cash Flows for the years
  ended October 31, 1998, 1997 and 1996.................. F-5-6

Consolidated Statements of Shareholders' Equity for the
  years ended October 31, 1998, 1997 and 1996............ F-7

Notes to Consolidated Financial Statements............... F-8-17

Supplementary Financial Data (unaudited):

                                                          Page
                                                          ----

Quarterly Financial Data................................. F-18

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

          10(f) Employment Agreement with George G. Meyer dated March 19, 1990
                (formerly 10(o))*

          10(g) Employment Agreement with Stephen J. Meyer dated March 19, 1990
                (formerly 10(p))*

          The following Exhibit has been previously filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1992 as the Exhibit 19 and is incorporated herein by reference thereto:

          10(h) 1988 Non-Qualified Stock Option Plan, as amended

          The following Exhibit has been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1993 as the Exhibit number indicated and is incorporated herein by reference thereto:


          10(i) 1993 Non-Employee Director Stock Option Plan (formerly (10(r))

          The following Exhibit has been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1994 as the Exhibit number indicated and is incorporated herein by reference thereto:

          10(j) Central Sprinkler 401(k) Profit Sharing Plan and Trust, as amended to date (formerly 10(s))

          The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1995 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

          10(k) Amendment of Employment Agreement with George G. Meyer dated
                January 5, 1996 (formerly 10(w))*

          10(l) Amendment of Employment Agreement with Stephen J. Meyer dated
                January 5, 1996 (formerly 10(x))*

          10(m) Loan Agreement between Alabama State Industrial Development Authority and Central Castings Corporation dated as of November 1, 1995 (formerly 10(ab))

          10(n) Lease Agreement between Calhoun County Economic Development Council and Central Castings Corporation dated as of November 1, 1995 (formerly 10(ac))

          The following Exhibits have been previously filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996 as the Exhibit Numbers indicated and are incorporated herein by reference thereto:

          10(o) Central Sprinkler Corporation Employee Stock Ownership Plan, as amended to date (formerly ad))

          10(p)  Central Sprinkler Corporation 1996 Equity Compensation Plan
                  (formerly 10(ae))*

          10(q)  Interest Rate and Currency Exchange Agreement between Central
                  Castings Corporation and CoreStates Bank, N.A. (formerly 10
                  (af))

          The following Exhibits have been previously filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997 as the Exhibit numbers indicated and are incorporated herein by reference thereto:

          10(r)  Central Castings Corporation 401(K) Profit Sharing Plan

          10(s)  Central CPVC Company 401(K) Profit Sharing Plan

          10(t)  Employment Agreement with William J. Meyer dated November 1,
                  1997

          The following Exhibits are filed herewith:

          10(u)  Loan and Security Agreement between Congress Financial
                  Corporation and Central Sprinkler Company, Central Castings Corporation, and Central CPVC Corporation dated September 18, 1998 (pages 57 - 146 in the sequential numbering system).

          10(v)  Term Promissory Note between the Company and Congress
                  Financial Corporation dated September 18, 1998.
                  (pages 147 - 150 in the sequential numbering system).

          10(w)  Pledge and Security Agreement between the Company and Congress
                  Financial Corporation dated September 18, 1998.
                 (pages 151 - 159 in the sequential numbering system).

          10(x) Amended and Restated Lease Agreement dated October 1, 1998 between the Industrial Development Board of the City of Huntsville and Central CPVC Corporation. (pages 160 - 202 in the sequential numbering system).

          10(y) The Industrial Development Board of the City of Huntsville and First Union National Bank Trust Indenture dated October 31, 1998. (pages 203 - 314 in the sequential numbering system).

          10(z)  Irrevocable Direct-Pay Letter of Credit between Central CPVC
                  Corporation and First Union National Bank. (pages 315 - 329 in the sequential numbering system).

          10(aa) United States of America Consumer Product Safety Commission
                  Consent Agreement (pages 330 - 339 in the sequential numbering system).

          10(ab) United States of America Consumer Product Safety Commission
                  Order (pages 340 - 347 in the sequential numbering system).

          10(ac) Irrevocable Deed of Trust dated November 2, 1998 between
                  Central Sprinkler Corporation, et al and Mellon Bank N.A. pursuant to the Consent Agreement (pages 348-361 in the sequential numbering system).

          10(ad) Amended settlement dated October 2, 1998 between Central
                  Sprinkler Corporation, Central Sprinkler Company with the plaintiffs Hart and Santa Clara (pages 362-482 in the sequential numbering system).

          21     Subsidiaries of Registrant (page 483 in the sequential
                  numbering system)

          23     Consent of Independent Public Accountants (page 484 in the sequential numbering system)

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CENTRAL SPRINKLER CORPORATION


                              By: /s/E. Talbot Briddell
                                  --------------------------------
                                  E. Talbot Briddell
                                  Chairman and Chief Executive
                                  Officer

Date: January 27, 1999


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

      Signature                  Title                       Date
----------------------    ---------------------       ------------------

/s/George G. Meyer        President, Treasurer,        January 27, 1999
----------------------    Secretary and Director
George G. Meyer



/s/Stephen J. Meyer       Senior Executive             January 27, 1999
----------------------    Vice President and
Stephen J. Meyer          Director


/s/Albert T. Sabol        Executive Vice               January 27, 1999
----------------------    President Finance
Albert T. Sabol           (Principal Financial
                          and Accounting Officer)


/s/Winston J. Churchill   Director                    January 27, 1999
-----------------------
Winston J. Churchill

/s/Barbara M. Henagan     Director                    January 27, 1999
-----------------------
Barbara M. Henagan

/s/Thomas J. Sharbaugh    Director                    January 27, 1999
-----------------------
Thomas J. Sharbaugh

/s/Timothy J. Wagg        Director                    January 27, 1999
---------------------
Timothy J. Wagg

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------



To Central Sprinkler Corporation:

We have audited the accompanying consolidated balance sheets of Central Sprinkler Corporation (a Pennsylvania corporation) and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended October 31, 1998, 1997 and 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Sprinkler Corporation and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended October 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Philadelphia, Pa.,                           /s/ Arthur Andersen LLP
December 18, 1998

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share)



                                                                                              October 31,
                                                                                -----------------------------------
ASSETS                                                                              1998                     1997
-------------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and cash equivalents                                                     $ 18,801                 $  6,568
    Short-term investments                                                               -                   14,288
    Accounts receivable, less allowance for doubtful receivables
       of  $6,688 in 1998 and $5,949 in 1997, respectively                          45,315                   48,048
    Inventories                                                                     43,319                   50,450
    Deferred income taxes                                                           11,117                    8,227
    Prepaid expenses and other assets                                                4,968                    3,414
                                                                                  --------                 --------
       Total current assets                                                        123,520                  130,995
                                                                                  --------                 --------
Property, Plant and Equipment:
    Land                                                                               811                      811
    Buildings and improvements                                                      14,837                   14,464
    Machinery and equipment                                                         56,710                   55,567
    Furniture and fixtures                                                           2,626                    2,570
                                                                                  --------                 --------
                                                                                    74,984                   73,412


    Less - Accumulated depreciation                                                (29,989)                 (25,480)
                                                                                  --------                 --------
                                                                                    44,995                   47,932
                                                                                  --------                 --------


Goodwill, less accumulated amortization of $3,765 in 1998
    and $3,514 in 1997, respectively                                                 2,257                    2,508
                                                                                  --------                 --------


Other Assets                                                                         6,332                    6,592
                                                                                  --------                 --------

                                                                                  $177,104                 $188,027
                                                                                  ========                 ========





--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements

                                                                                            October 31,
                                                                              -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                1998                    1997
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Short-term borrowings                                                         $    297                 $  2,403
    Current portion of long-term debt                                                4,064                    2,854
    Accounts payable                                                                21,353                   27,626
    Accrued expenses                                                                20,379                   13,122
                                                                                  --------                 --------
        Total current liabilities                                                   46,093                   46,005
                                                                                  --------                 --------
Long-Term Debt                                                                      76,807                   79,918
                                                                                  --------                 --------
Long-Term Omega(TM)Liabilities                                                      23,141                    8,700
                                                                                  --------                 --------
Other Noncurrent Liabilities                                                           296                      310
                                                                                  --------                 --------
Deferred Income Taxes                                                                   -                       196
                                                                                  --------                 --------
Commitments and Contingent Liabilities (Note 14)

Shareholders' Equity:
    Common stock, $.01 par value; shares authorized - 15,000;
       issued - 5,568 in 1998 and 1997                                                  56                       56
    Additional paid-in capital                                                      31,179                   31,059
    Retained earnings                                                               21,556                   44,160
    Cumulative translation adjustments                                                 145                      184
    Deferred cost-Employee Stock Ownership Plan ("ESOP")                            (5,260)                  (5,652)
                                                                                  --------                 --------

                                                                                    47,676                   69,807
    Less - Common stock in treasury, at cost -  1,722 shares
       in 1998 and 1997                                                            (16,909)                 (16,909)
                                                                                  --------                 --------
       Total shareholders' equity                                                   30,767                   52,898
                                                                                  --------                 --------
                                                                                  $177,104                 $188,027
                                                                                  ========                 ========












--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share)


                                                                         Year Ended October 31,
                                                          ------------------------------------------------------
                                                            1998                  1997                  1996
----------------------------------------------------------------------------------------------------------------
Net Sales                                                  $224,930              $221,990             $ 187,220

Cost of Sales                                               164,929               155,710               131,245
                                                           --------              --------             ---------
    Gross profit                                             60,001                66,280                55,975
                                                           --------              --------             ---------
Operating Expenses:
    Selling, general and administrative                      42,870                44,984                37,771
    Research and development                                  6,404                 7,351                 5,455
                                                           --------              --------             ---------
                                                             49,274                52,335                43,226
                                                           --------              --------             ---------
     Unusual Omega(TM)charge                                 38,015                13,200                 3,750
                                                           --------              --------             ---------
    Operating income (loss)                                 (27,288)                  745                 8,999
                                                           --------              --------             ---------
Interest Expense (Income):
    Interest expense                                          5,836                 4,880                 3,390
    Interest (income)                                          (675)                 (558)                 (451)
                                                           --------              --------             ---------
                                                              5,161                 4,322                 2,939
                                                           --------              --------             ---------

    Income (loss) before income taxes                       (32,449)               (3,577)                6,060

Income Tax Provision (Benefit)                               (9,845)               (1,035)                2,297
                                                           --------              --------             ---------

Net Income (Loss)                                          $(22,604)             $ (2,542)            $   3,763
                                                           ========              ========             =========


Net Income (Loss) per Common Share
    Basic                                                  $  (6.89)             $   (.78)            $    1.19
                                                           ========              ========             =========

    Diluted                                                $  (6.89)             $   (.78)            $    1.13
                                                           ========              ========             =========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                             Year Ended October 31,
                                                                          --------------------------------------------------------
                                                                              1998                    1997                  1996
----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                                          $(22,604)                 $(2,542)              $ 3,763
Noncash items included in net income (loss):
    Depreciation and amortization                                             8,502                    6,924                 4,731
    Deferred income taxes                                                    (7,297)                  (2,711)               (1,878)
    Deferred costs                                                              498                      713                   818
    Loss of disposition of assets                                               306                        -                     -
    Unusual Omega(TM)charge                                                  38,015                   13,200                 3,750

Decrease (increase) in -
    Accounts receivable, net                                                  2,733                   (9,530)               (6,832)
    Inventories                                                               7,131                   (7,036)               (7,459)
    Prepaid expenses and other assets                                        (1,050)                  (2,804)                   40
Increase (decrease) in -
    Accounts payable                                                         (6,273)                   7,633                 7,269
    Accrued expenses and other noncurrent liabilities                       (16,317)                  (2,624)                  (26)
                                                                           --------                  -------               -------

Cash provided by operating activities                                         3,644                    1,223                 4,176
                                                                           --------                  -------               -------

Investing activities:
    Acquisition of property, plant and equipment                             (5,620)                 (13,246)              (17,813)
    Sale of short-term investments                                           29,210                    5,450                 5,716
    Purchase of short-term investments                                      (14,922)                  (7,272)               (8,103)
    Repurchase of subsidiary bond issue                                      (7,500)                       -                     -
    Sale of subsidiary bond issue                                             7,500                        -                     -
    Other long-term assets                                                    3,967                   (4,929                  (772)
                                                                           --------                  -------               -------
Cash provided by (used in) investing activities                              12,635                  (19,997)              (20,972)
                                                                           --------                  -------               -------
Financing activities:
    Short-term (repayments) borrowings, net                                  (2,106)                 (31,987)                9,328
    Proceeds from long-term debt                                             70,825                   57,575                12,018
    Repayments of long-term debt                                            (72,726)                  (3,327)               (3,823)
    Other - net                                                                 (39)                     197                   132
                                                                           --------                  -------               -------
Cash (used in) provided by financing activities                              (4,046)                  22,458                17,655
                                                                           --------                  -------               -------
Increase in cash and cash equivalents                                        12,233                    3,684                   859
Cash and cash equivalents at beginning of year                                6,568                    2,884                 2,025
                                                                           --------                  -------               -------

Cash and cash equivalents at end of year                                   $ 18,801                  $ 6,568               $ 2,884
                                                                           ========                  =======               =======


-------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements

(Amounts in thousands)

                                                                                   Year Ended October 31,
                                                                        -------------------------------------------
                                                                          1998               1997            1996
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:

    Interest expense                                                     $ 5,964          $  4,946         $ 3,466
                                                                         =======          ========         =======
    Income taxes                                                         $   478          $  4,431         $ 3,943
                                                                         =======          ========         =======
    Interest income                                                      $  (821)         $   (554)        $  (485)
                                                                         =======          ========         =======



Supplemental schedule of non-cash investing and financing activities:

    Refinancing of short-term
       borrowings with long-term debt                                    $ 7,500          $      -         $     -
                                                                         =======          ========         =======


-------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

                                                                                                         Unrealized
                                    Common Stock       Additional                Cumulative   Deferred   Investment     Treasury
                                  ----------------      Paid-in      Retained   Translation     Cost-      Holding        Stock,
                                   Shares   Amount      Capital      Earnings   Adjustments      ESOP     Gains, Net     Common
---------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1995          5,472      $55      $29,118       $42,939       $(109)      $(6,360)     $ 10       $(16,103)

    Unrealized investment
        holding losses, net            -        -            -             -           -             -       (10)             -

    Exercise of stock options          2        -           40             -           -             -         -              -

    Annual ESOP costs                  -        -          605             -           -           342         -              -

    Translation adjustments            -        -            -             -         102             -         -              -

    Net income                         -        -            -             -       3,763             -         -              -
                                   -----      ---      -------       -------       -----       -------      ----       --------


Balance, October 31, 1996          5,474       55       29,763        46,702          (7)       (6,018)        -        (16,103)

    Exercise of stock options         94        1          811             -           -             -         -           (806)

    Annual ESOP costs                  -        -          485             -           -           366         -              -

    Translation adjustments            -        -            -             -         191             -         -              -

    Net loss                           -        -       (2,542)            -           -             -         -              -
                                   -----      ---      -------       -------       -----       -------      ----       --------

Balance, October 31, 1997          5,568       56       31,059        44,160         184        (5,652)        -        (16,909)

    Annual ESOP costs                  -        -          120             -           -           392         -              -

    Translation adjustments            -        -            -             -         (39)            -         -              -

    Net loss                           -        -            -       (22,604)          -             -         -              -
                                   -----      ---      -------       -------       -----       -------      ----       --------
Balance, October 31, 1998          5,568      $56      $31,179       $21,556       $ 145       $(5,260)     $  -       $(16,909)
                                   =====      ===      =======       =======       =====       =======      ====       ========




--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements

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

         Short-Term Investments - The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company's short-term investments have been categorized as available for sale and as a result are stated at fair value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized. All of the Company's investment holdings have been classified in the consolidated balance sheet as current assets.

         Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are being recorded on a straight-line basis over the estimated lives of the assets which range from 3 to 20 years. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") effective November 1, 1996. SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

         Goodwill - Goodwill represents the excess of the purchase cost of net assets acquired over their fair market value and is amortized primarily on a straight-line basis over 25 years. The Company considers goodwill to be fully realizable through future operations.

         Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of October 31, 1998 the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company's various debt instruments.

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

         Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax liabilities and assets are recognized for the tax effects of the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

         Net Income (Loss) Per Common Share - Net income (loss) per common share is computed under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") . In accordance with SFAS No. 128, basic net income
(loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) unless the inclusion of common stock equivalents would have an anti-dilutive impact.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual amounts could differ from those estimates.

         Reclassifications - Certain reclassifications of previously reported balances have been made to conform with the current year classification of such balances.

         New Accounting Pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is the change in net assets during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 in fiscal 1999 and believes that the adoption will not have a material impact on the Company's financial statements.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is the manner in which management organized the segments within the enterprise for making operating decisions and assessing performance. The Company will adopt SFAS No. 131 in fiscal 1999 and believes that this adoption will not have a material impact on the Company's financial statements.

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for derivatives used for hedging activities. SFAS No. 133 requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

2. Net Income (Loss) Per Common Share:

         In the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, the Company's prior years reported net income (loss) per share amounts were restated to comply with SFAS No. 128. Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options) unless the inclusion of common stock equivalents would have an anti-dilutive impact. In accordance with Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"), unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing basic and diluted net income (loss) per common share. The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows -

                                        Year ended October 31,
                                     ----------------------------

                                    1998         1997        1996
-------------------------------------------------------------------
Net income (loss) used for
     basic and diluted net
     income (loss) per
     common share                $(22,604)     $(2,542)     $3,763
                                  =======       ======       =====
Weighted average number
     of common shares
     outstanding                    3,845        3,843       3,793

Adjustment to exclude
     average unreleased
     common shares in ESOP           (564)        (604)       (640)
                                  -------       ------       -----
Weighted average common
     shares outstanding for
     basic net income (loss)
     per common share               3,281        3,239       3,153

Dilutive effect of common
     stock options outstanding          -            -         177
                                  -------       ------       -----
Weighted average common
     and common equivalent
     shares outstanding for
     diluted net income (loss)
     per common share               3,281        3,239       3,330
                                  =======       ======       =====
-------------------------------------------------------------------

3. Foreign Operations:

         The Company owns Spraysafe Automatic Sprinklers Limited ("Spraysafe"), a Company in the United Kingdom. Spraysafe manufactures sprinkler heads and distributes these and other products in Europe and other foreign countries.

         Significant financial information about Spraysafe's operations consist of the following-

                                        Year Ended October 31,
                                   --------------------------------
                                     1998       1997       1996
-------------------------------------------------------------------

Sales                              $15,099    $17,254    $16,807
Operating income                       996      1,264      1,390
Net income                             445        495        789
Total assets                        10,406     12,382     10,803
Total liabilities                    5,221      7,747      6,799

-------------------------------------------------------------------

         Foreign and export net sales for the Company are comprised of the following -

                                        Year Ended October 31,
                                   --------------------------------
                                     1998        1997       1996
-------------------------------------------------------------------
Pacific and Far East               $ 9,583     $10,485    $10,127
Europe                               6,265       6,426      7,038
Canada                               5,098       6,151      4,847
Other                                4,663       3,519      1,379
                                   -------     -------    -------
                                   $25,609     $26,581    $23,391
                                   =======     =======    =======
-------------------------------------------------------------------

4. Short-Term Investments:

         The following is a summary of the estimated fair value of available for sale securities by balance sheet classification -

                                                 October 31,
                                          -------------------------
                                                1998       1997
-------------------------------------------------------------------
Cash Equivalents:

     U.S. Money Market Funds
        and Time Deposits                    $ 17,721     $ 4,978
                                             ========     =======
Short-Term Investments:

     Tax-Exempt Securities                   $      -     $14,288
                                             ========     =======

              Gross unrealized holding gains and losses for the years ended October 31, 1998, 1997 and 1996 were not material. The gross proceeds from sales and maturities of investments were $29,210, $5,450, and $5,716 for the years ended October 31, 1998, 1997 and 1996, respectively. Gross realized gains and losses for the years ended October 31, 1998, 1997 and 1996 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

              Short-term investments as of October 31, 1997 are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months.

5. Inventories:

         Inventories consist of the following-


                                                   October 31,
                                          -------------------------
                                                1998        1997
-------------------------------------------------------------------

Raw materials and work in process             $15,605      $16,053
Finished goods                                 27,714       34,397
                                              -------      -------
                                              $43,319      $50,450
                                              =======      =======
-------------------------------------------------------------------

6. Shareholders' Equity:

         Redeemable Preferred Stock - The Company has authorized 2,000 shares of Redeemable Preferred Stock, $.01 par value. At October 31, 1998, 1997 and 1996, there were no shares issued and outstanding.

         Treasury Stock - Treasury stock increased by 42 shares in fiscal 1997 through the surrendering to the Company of such shares as payment for the exercise of stock options. There were no repurchases in fiscal 1998 or 1996. All shares are being held in the treasury for possible future issuance.

         Stock Options - The Company has several stock option plans ("option plans") under which shares of common stock may be granted. The option plans provided for the grant of 500 nonqualified options under a plan adopted in 1988 and amended in fiscal 1991 and 800 nonqualified stock options under a plan adopted in 1996. Under a plan adopted in 1993, the Company issued 60 nonqualified options under a non-employee director stock option plan. Options have been granted to officers, other key employees and non-employee directors at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of the grant. The options become exercisable after the date of the grant and expire ten years from the date of grant.

         The following table presents data related to the option plans-

                                                         Weighted
                               Stock        Option        Average
                              Options       Price          Price
------------------------------------------------------------------
October 31, 1995                468      $8.60-$15.60     $11.86

     Granted                    112             29.95      29.95
     Exercised                   (2)            13.00      13.00
                               ----
October 31, 1996                578        8.60-29.95      15.34

     Granted                    459       24.05-50.00      39.80
     Cancelled                   (5)             8.60       8.60
     Exercised                  (94)             8.60       8.60
                              -----

October 31, 1997                938       10.52-50.00      27.95

     Granted                    210        7.81-50.00      16.12
     Cancelled                  (32)      13.80-29.95      22.32
                              -----
October 31, 1998              1,116      $7.81-$50.00     $25.88
                              =====
Exercisable Options:
     October 31, 1996           502      $8.60-$29.95     $13.18
                              =====
     October 31, 1997           856      $8.60-$50.00     $27.99
                              =====
     October 31, 1998           884     $10.52-$50.00     $27.93
                              =====
-----------------------------------------------------------------

         At October 31, 1998, 189 stock options were available for grant under the 1996 plan.

         Information with respect to the options outstanding under the option plans are summarized as follows-

                                     Range of Exercise Prices
                               ------------------------------------
                                 $7.81-$13.80   $15-$30    $30-$50
-------------------------------------------------------------------
October 31, 1998:
     Options outstanding              514         197        405

     Weighted average
     remaining life                   4.0         7.2        7.6

     Weighted average
     exercise prices               $11.49      $27.75     $43.14

     Options exercisable              364         154        366

     Weighted average
     exercise prices               $12.66      $27.88     $43.11

-------------------------------------------------------------------

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date, as prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows -

                                           October  31,
                           ----------------------------------------
                               1998           1997         1996
                           ----------------------------------------
Net income (loss)-
     as reported            $(22,604)       $(2,542)       $3,763

Net income (loss)-
     pro forma               (23,538)        (7,568)        3,458

Net income (loss)
 per share-as reported:
     Basic                     (6.89)          (.78)         1.19
     Diluted                   (6.89)          (.78)         1.13

Net income (loss)
 per share-pro forma:
     Basic                     (7.32)         (2.37)         1.10
     Diluted                   (7.32)         (2.37)         1.04
-------------------------------------------------------------------

         The weighted average fair value of each stock option granted during the fiscal years ended October 31, 1998, 1997 and 1996 was $3.42, $15.81 and $18.09,
respectively. As of October 31, 1998, the weighted average remaining contractual life of each stock option outstanding was 6.2 years. The weighted average remaining contractual life of each stock option granted during the years ended October 31, 1998, 1997 and 1996 was 9.5, 9.1 and 9.0 years, respectively. The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions for fiscal 1998, 1997 and 1996: no expected dividend yield; expected volatility-50%; risk-free interest rate of 4.5% for 1998 grants and 6.0% for 1997 and 1996 and an expected life of 3.7, 8.8, and 7.0 years, respectively. As the result of additional option grants that may be made in future years, the pro forma disclosures may not be representative of pro forma effects of reported net income (loss) for future years.

7. Debt:

         The Company's long-term debt consists of the following-

                                                October 31,
                                         --------------------------
                                            1998         1997
-------------------------------------------------------------------

Revolver Credit Facilities                 $49,518     $50,000

Term Loan                                   12,338       7,500

Industrial Revenue Bonds                     9,900      10,450

Industrial Development Revenue Bonds         7,500           -

Foreign Term Loan                              853         980

Foreign Notes                                  762           -

Term Loan                                        -       6,500

Term Loan                                        -       6,417

Mortgage Loans                                   -         925
                                           -------     -------
                                            80,871      82,772
Less-Current portion                        (4,064)     (2,854)
                                           -------     -------
                                           $76,807     $79,918
                                           =======     =======
-------------------------------------------------------------------

         The Company entered into a Loan and Security Agreement ("Agreement") with its bank in September of 1998, as part of a debt refinancing and debt consolidation. As part of the refinancing, the Company received gross loan proceeds of $62,100 and repaid outstanding debt including the previous Revolver Credit Agreement, several term notes and mortgage notes with a total outstanding balance of $62,100 as of the date of the refinancing. These repaid debt instruments were canceled as part of the refinancing. The borrowing commitment and availability in the Agreement, including term equipment notes, revolving credit facilities and letters of credit, are subject to borrowing base formulas as defined in the Agreement. The maximum borrowing availability under the revolving credit facility portion is $77,600 less the outstanding portion of any term notes issued under the agreement. At October 31, 1998, $49,518 was outstanding under the revolving credit facility and $12,338 was outstanding under a Term Loan.

         The borrowing base as defined in the Agreement is based on the appraised value of certain pledged property, plant and equipment, a percentage of eligible accounts receivable and inventories and the amount of pledged cash and short term investments. The Agreement expires on March 30, 2001, subject to renewal, and outstanding borrowings under the revolving credit facility will bear interest at the lower of the Eurodollar rate plus 1.75% or the bank's prime rate. The interest rate on the revolving credit facility was 6.97% at October 31, 1998. The interest rate on the Term Loan is variable and was 8.25% at October 31, 1998 with interest and principal payable monthly. Monthly principal payments for the Term Loan are $263. The Agreement requires the Company to maintain a minimum adjusted tangible net worth and comply with other affirmative, negative and subjective covenants. As of October 31, 1998, the Company is in compliance with these loan covenants. Approximately $11,700 of the Revolver was unused and available for use at October 31, 1998, based on the borrowing base formula. Under the terms of the new Revolving Credit Facility, the Company must maintain minimum balances of net borrowing availability. Should the net balance of borrowing availability fall below such level, the bank may require the Company to apply its lockbox receipts to its loan balances. The Company also has a capital expenditure facility of $18,000 to finance future capital expenditures. At October 31, 1998, there was no borrowing under this facility. The outstanding borrowings under the Revolving Credit Facility have been classified as a long-term liability since the Agreement does not expire until March 30, 2001 and the Company expects to maintain compliance with all covenants and minimum balances as required.

         The Company's Industrial Revenue Bonds consist of original principal amount of $8,000 State of Alabama Industrial Development Authority Adjustable Convertible Taxable Industrial Revenue Bonds and original principal amount of $3,000 Calhoun County (Alabama) Economic Development Council Adjustable Convertible Taxable Industrial Revenue Bonds ("IRB's") which were issued in November 1995. The IRB's have a 20 year term and are payable in annual installments of $550 and bear interest at a variable rate which was 6.125% at October 31, 1998. The IRB's are collateralized by a letter of credit and are subject to early redemption under certain circumstances. In January 1996, the Company entered into an interest rate swap agreement which fixes the interest rate on the IRB's in order to reduce the impact of changes in interest rates. The interest rate is fixed at 6.13% for the remainder of the 20 year term. Interest expense is recorded monthly at the fixed rate plus related fees. The difference between the variable rate paid to IRB bondholders and the fixed rate costs are settled monthly between the Company and a bank which is party to the swap agreement. As of October 31, 1998, the swap agreement has a notional principal balance of $9,900 and the swap agreement matures at the time the related IRB's mature. The swap agreement is with a large national bank and the Company does not anticipate nonperformance by the counterparty.

         The Company obtained a $7,500 Term Loan on May 30, 1997. The Term Loan maturity was the earlier of May 31, 2000 or the conversion of the Term Loan into an Industrial Revenue Bond. In December 1997, the Term Loan was refinanced through the issuance of First Mortgage Industrial Development Revenue Bonds Series 1997, principal amount $7,500 issued by the Industrial Development Board of the City of Huntsville, Alabama ("IDB's"). The IDB's are collateralized by a letter of credit. The IDB's have a 15 year term and are payable in quarterly installments of $141 beginning in January 2000 and bear interest at a variable rate which was 3.4% at October 31, 1998. In April 1998, the Company repurchased these IDB's which were issued by one of the Company's subsidiaries. In October 1998, the Company remarketed these IDB's to an outside party.

         In fiscal 1996, Spraysafe refinanced a five-year unsecured term loan obtained in 1995 with a seven-year term loan in the amount of $1,065. This loan is secured by machinery and equipment and is payable through 2003 in monthly installments of $10 and bears interest at a variable rate which was 8.125% at October 31, 1998. The loan proceeds were used primarily for machinery and equipment and the expansion of Spraysafe's manufacturing facility. Spraysafe has short-term borrowings in the form of a demand loan which is payable in British pounds in the amount of $297 at October 31, 1998. This loan bears interest at a variable interest rate which was 8.375% and 8.25% at October 31, 1998 and 1997, respectively. Approximately $2,600 of a Spraysafe line of credit was unused and available for use at October 31, 1998, based on the borrowing base formula.

         Annual principal payments required under long-term debt obligations are as follows-

-------------------------------------------------------------------------------

               Fiscal Year
               -----------

                  1999              $  4,064

                  2000                 4,618

                  2001                57,003

                  2002                 1,368

                  2003                 1,345

                  Thereafter          12,473
                                     -------
                                     $80,871
                                     =======
-------------------------------------------------------------------------------

8. Capitalized Interest:

         The interest cost incurred by the Company for fiscal year 1998, 1997 and 1996 amounted to $5,836, $4,880, and $3,680, respectively. No interest was capitalized in fiscal 1998 or 1997. The Company capitalized $290 of interest cost in fiscal year 1996 in connection with the expansion of the foundry and manufacturing facility for piping system components.

9. Income Taxes:

         The following table summarizes the source of income (loss) before income taxes and information concerning the income tax provision (benefit)-

                                               Year Ended October 31,
                                       ------------------------------------
                                           1998         1997        1996
---------------------------------------------------------------------------

Income (loss) before income taxes-

     Domestic                           $(33,090)     $(4,372)     $4,876

     Foreign                                 641          795       1,184
                                        --------      -------      ------
Total                                   $(32,449)     $(3,577)     $6,060
                                        ========      =======      ======


Income tax provision (benefit):

Current-

     Federal                            $ (2,744)     $ 1,287      $3,040

     State                                     -           89         740

     Foreign                                 196          300         395
                                        --------      -------      ------
Total                                     (2,548)       1,676       4,175
                                        --------      -------      ------


Deferred-

     Federal                              (7,232)      (2,622)     (1,386)

     State                                   (65)         (89)       (492)
                                        --------      -------      ------
Total                                     (7,297)      (2,711)     (1,878)
                                        --------      -------      ------
Total tax provision

     (benefit)                          $ (9,845)     $(1,035)     $2,297
                                        ========      =======      ======
---------------------------------------------------------------------------

         Income tax provision (benefit) differs from the amount currently payable or receivable because certain revenues and expenses are reported in the statement of operations in periods which differ from those in which they are subject to taxation. The primary differences in timing between the statement of operations and taxable income involve certain accrued expenses and reserves not currently deductible for tax purposes, tax regulations which limit deductions for bad debt expense, the uniform cost capitalization rules and different methods used in computing tax and book depreciation. Such differences are recorded as deferred income taxes in the accompanying balance sheets under the liability method.

         The components of the deferred income tax assets and liabilities, measured under SFAS No. 109 at the beginning and end of the fiscal year, are listed below. Based on management's assessment, it is more likely than not that all of the net deferred tax assets will be realized through future taxable income. As a result, there is no valuation reserve for deferred tax assets.

                                          10/31/98      11/1/97
-------------------------------------------------------------------
Deferred Tax Assets-

     Accounts receivable                  $ 2,856      $ 2,654

     Inventories                            3,011        2,950

     ESOP                                     463          429

     Omega(TM)costs                        10,526        3,721

     Tax credit carryforwards                 825            -

     Other non-deductible liabilities         919        2,260
                                          -------      -------
     Deferred tax assets                   18,600       12,014
                                          -------      -------


Deferred Tax Liabilities-


     Depreciation                          (2,687)      (2,570)

     Other                                 (1,089)      (1,413)
                                          -------      -------
     Deferred tax liabilities              (3,776)      (3,983)
                                          -------      -------

Net Deferred Tax Asset                    $14,824      $ 8,031
                                          =======      =======
-------------------------------------------------------------------

         The effective tax rate is reconciled to the statutory U.S. Federal income tax rate as follows-

                                              Year Ended October 31,
                                       --------------------------------------
                                             1998        1997          1996
-----------------------------------------------------------------------------
U.S. Federal
   statutory rate                           (34.0)%    (34.0)%         34.0%

Amortization of
   Goodwill                                   0.2       (2.2)           1.3

State income taxes,
   net of U.S.
   Federal benefit                              -          -            3.3

Income tax credits utilized                     -       10.5           (1.3)

Tax-exempt interest                          (0.3)       4.9           (2.3)

Market value adjustment of
   ESOP shares                                  -       (4.4)           3.1

Other                                         3.8       (3.7)           (.2)
                                             ----       ----           ----
                                            (30.3)%    (28.9%)         37.9%
                                             ====       ====           ====
-----------------------------------------------------------------------------

10. Related-Party Transactions:

         The Company has financial consulting agreements with companies affiliated with certain of its directors/ shareholders. The Company expensed $420 in the year ended October 31, 1998 for management services fees to one firm for services primarily as an executive officer and director of the Company.

         The Company leases an aircraft from a business in which a director and executive officer of the Company is the sole proprietor. For the years ended October 31, 1998, 1997, and 1996, the Company recorded lease expense of $343, $439, and $395, respectively. Pursuant to notice requirements, the lease was cancelled subsequent to year-end.

         The Company expensed $463, $361, and $346 in the years ended October 31, 1998, 1997, and 1996, respectively, for legal fees to a firm having a member who is also a director of the Company. In addition, the Company charged $1,917 against the Omega(TM) liability for legal fees incurred by this firm relating to Omega(TM) actions during the year ended October 31, 1998.

11. Leases:

         The Company has operating leases for its warehousing facilities and certain transportation and office equipment. The total rental expense for the years ended October 31, 1998, 1997 and 1996 was $2,168, $1,949, and $1,325
respectively. The future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year as of October 31, 1998, are as follows-

-----------------------------------------------------------------------
                       Fiscal Year
                       -----------

                         1999        $  1,783

                         2000           1,098

                         2001             853

                         2002             351

                         2003             109
-----------------------------------------------------------------------

12. Incentive Compensation Plans:

         The Company has an Incentive Compensation Plan which provides awards to officers and other employees of the Company. Amounts credited to the incentive compensation fund were 8% of monthly operating income, as defined in the Plan, if monthly operating income met specified levels. Another plan provides two executive officers with a bonus based on annual net income in excess of the 1985 base income level at a combined rate of 1 1/2% of the increase. There were no payments due under the plan in 1998.

         The total amounts charged to expense for all such plans were $215, $1,088 and $1,013 for the years ended October 31, 1998, 1997 and 1996, respectively.

13.  Employee Benefit Plans:

         Certain of the Company's manufacturing employees are covered by a union-sponsored, collectively bargained, Multiemployer Pension Plan. The Company contributed and charged to expense $367, $359 and $277 for the years ended October 31, 1998, 1997 and 1996, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. At October 31, 1998, the Company had no liability for unfunded vested benefits of this plan. The Company sponsors 401(K) Profit Sharing Plans which cover certain employees not covered by collective bargaining agreements and maintains Deferred Compensation Plans which provide retirement benefits for certain officers. The expense under these plans was $365, $275 and $222 for the years ended October 31, 1998, 1997 and 1996, respectively.

         The Company has an Employee Stock Ownership Plan ("ESOP") which covers certain employees not covered by collective bargaining agreements. At October 31, 1998, the ESOP holds 769 shares of the Company's common stock. On April 28, 1993, the ESOP purchased 750 shares of the Company's common stock in a leveraged transaction at a market value of $9.70 per share for a total cost of $7,275. The total cost of the plan for this transaction is being amortized over 15 years. The unamortized cost is reported as Deferred Cost-ESOP in the equity section of the accompanying balance sheets. The ESOP issued a note payable to the Company which will be repaid over 15 years with interest at a variable rate. This note will be repaid from cash contributed to the plan by the Company. The stock will be committed to be released to the eligible employees over 15 years based upon the annual principal and interest payments made by the ESOP on the note payable to the Company. As required under SOP 93-6, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are committed to be released. The difference between cost and fair market value of committed to be released common shares, which was $120, $485 and $605 for the years ended October 31, 1998, 1997, and 1996, respectively, is recorded in additional paid-in capital.

         The ESOP shares are summarized as follows -


                                                 October 31,
                                         -------------------------
                                             1998         1997
------------------------------------------------------------------
Committed to be released shares               226          194

Unreleased shares                             543          583
                                           ------      -------
     Total ESOP shares                        769          777
                                           ======      =======

Fair value of unreleased share             $5,091      $10,861
                                           ======      =======
------------------------------------------------------------------

         The ESOP expense for the years ended October 31, 1998, 1997 and 1996 was $512, $851, and $947, respectively.

14. Commitments and Contingent Liabilities:

         Unusual Omega(TM) Charge

          The Company has been involved in seven class action lawsuits as well as an administrative lawsuit filed on March 4, 1998, by the United States Consumer Product Safety Commission ("Commission") related to the Company's Omega(TM) sprinklers. The Company has reached a final settlement of the Omega(TM) litigation with the Commission as well as a definitive settlement agreement with the plaintiffs in the Hart and Santa Clara class actions. Although the court has granted preliminary approval to the settlement, settlement is contingent upon receiving final approval from the court.

          In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and based on current information, the Company revised its estimate of the probable future cost of settling these matters and recorded a $38,015 ($26,610 net of tax) charge in third quarter of fiscal 1998 to reflect the total estimated additional future cost. The Company believes this additional charge along with previous reserves for the Omega(TM) head replacement efforts should cover the total estimated future costs of the settlements. The Agreements with the Commission and Class Action litigants generally provide for replacement of the Omega(TM) sprinkler heads with free replacement sprinklers and parts, the establishment of a separate trust account for payments to the owners of Omega(TM) sprinklers, administration of the recall program and a notification program related to the Omega(TM) sprinkler product recall.

          In addition, the Company has discontinued the manufacturing and sale of Omega(TM) sprinklers. The Omega(TM) product line represented less than 3% of the Company's total sales in fiscal year 1997.

          In an effort to recover a portion of the cost of the Omega(TM) settlement, the company filed suit on August 19, 1998, against twelve product liability insurance carriers with which the Company had coverage over the last 15 years. No insurance or third party recoveries have been considered in the Company's accrual analysis and the amount of such recoveries, if any, is uncertain at this time.

         In the fourth quarter of fiscal 1997, a charge of $13,200 ($8,976 net of tax) was recorded to cover the estimated future costs associated with the expansion of a voluntary program which was initiated by the Company to encourage the testing and possible replacement of certain Omega(TM) fire sprinklers. A similar Omega(TM) charge was recorded in fiscal 1996 of $3,750 ($2,362 net of tax). These amounts were based on estimates of the number of Omega(TM) sprinklers, the action plan the Company believed was necessary to remediate these sprinklers and various other assumptions.

          In August 1997, a class action lawsuit was filed against the Company in the State of California on behalf of a class of building owners who have Omega(TM) sprinkler heads installed in their buildings. In December 1997, a similar lawsuit was filed in California on behalf of the County of Santa Clara, seeking to represent a class of public entities and commercial building owners who have installed Omega(TM) sprinkler heads. Since the filing of these class actions, the Company has been named as a defendant in five additional class actions raising virtually identical allegations, captioned Rebecca Adams v. Central Sprinkler Co. (filed February 11, 1998 in the Superior Court of California for the County of San Bernadino), James T. Perona v. Central Sprinkler Corp. (filed March 13, 1998, in the Superior Court of California for the County of Los Angeles), South Royal Corp. v. Central Sprinkler Corp. (filed March 27, 1998, in the United States District Court for the Southern District of Florida), Roy F. Smith v. Central Sprinkler Corp. (filed March 20, 1998 in the United States District Court for the Eastern District of Pennsylvania) and Sangiacomo v. Central Sprinkler Corp. (filed April 3, 1998 in the United States District Court for the Eastern District of Pennsylvania). The complaints do not specify a dollar amount the plaintiffs are seeking. The Company has moved to dismiss each of the above actions it has been served with process. Earlier in 1998, the court dismissed the South Royal complaint for failure to state a claim. Plaintiff thereafter voluntarily dismissed its actions. As previously mentioned, the Company has entered into an agreement to settle the Hart and Santa Clara matters on a class-wide basis. The court granted preliminary approval to the settlement on October 27, 1998 and has scheduled a final approval hearing for February 19, 1999. Motions to dismiss remain pending in the other actions which have been essentially inactive since the date of the preliminary approval order in the Hart and Santa Clara matters.

         As previously disclosed by the Company in its Annual Report to shareholders on Form10-K for the fiscal years ended October 31, 1997 and 1996, and each of its quarterly reports on Form 10-Q during fiscal year 1998 and 1997 and the third fiscal quarter of 1996, the Commission has been investigating problems regarding the Company's Omega(TM) sprinkler heads since 1996. On March 4, 1998, the Commission filed the administrative complaint against the Company and one of its subsidiaries. A report on Form 8-K was filed by the Company with the Securities and Exchange Commission on March 6, 1998, which provided certain information relating to the administrative action that was commenced by the Commission against the Company and the Company's press release dated March 4, 1998, included the Company's response to the administrative action.


         On June 23, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission in which the Company reported that in connection with settlement meetings with the Commission, the Company believed that the amount previously accrued for the Omega(TM) sprinkler issues most likely would have to be increased to cover the costs the Company may incur to resolve the Commission's action and other lawsuits concerning the Omega(TM) sprinklers.

         The Company believes that the remaining balance from the third quarter fiscal 1998 charge totaling $35,141 ($12,000 of which is included in accrued expenses) as of October 31, 1998 will be sufficient to cover the total estimated additional costs of the Omega(TM) sprinkler matters. The third quarter fiscal 1998 charge was based on estimates of the number of Omega(TM) sprinklers to be located, the number of parties who will elect not to participate in the settlements, estimated legal expenses and various other assumptions and on information available at that time. It is possible that additional litigation may ensue. In the event additional information becomes available in the future which changes management's estimates, additional provisions may be necessary.

         Agreements and Contracts

         The Company is a party to patent licensing agreements to manufacture and sell certain types of sprinkler devices. Under the terms of the agreements, the Company is required to pay a royalty on net commissioned sales (as defined in the agreements) of the licensed product during the terms of the patents. The expense under these agreements was $60, $76 and $323 for the years ended October 31, 1998, 1997 and 1996, respectively.

         The Company has employment contracts with certain officers under which their employment could not be terminated without five years prior notice. In addition, the Company has entered into an employment agreement with an employee/director for consulting services under which the monthly consulting fee of $30 is payable for the ten-year term unless the agreement is terminated by the Company for cause, as defined. The Company also has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market.

         Environmental Matters

         The Company and approximately thirty other local businesses were notified by the Environmental Protection Agency ("EPA") in August 1991 that they may be a potentially responsible party with respect to a groundwater contamination problem in the vicinity of the Company's primary manufacturing plant in Lansdale, Pennsylvania. The Company entered into Administrative Order of Consent for Remedial Investigation/Feasibility Study ("AOC") effective May 19, 1995 with the EPA. Pursuant to the AOC, in 1996 the Company performed certain tests on the Company's property to determine whether any land owned by the Company could be a source of any of the contamination at the site. Based upon such tests management believes that the Company's operations did not contribute to this contamination problem and the Company has no liability to clean-up this site. Should the EPA mandate the Company's participation in clean-up efforts it is estimated that such costs could aggregate $2,700.
The Company has not accrued for such clean-up costs.

         Other

         The Company, in the normal course of business, is party to various other claims and lawsuits with regard to its products and other matters. Management believes that the ultimate resolution of these other matters will not have a material impact on the Company's financial position, results of operations or liquidity.

------------------------------------------------------------------------------
SUPPLEMENTARY FINANCIAL DATA
Quarterly Financial Data (Unaudited)

                                                              (Amounts in thousands, except per share)
                                                      ----------------------------------------------------------
                                                        First           Second          Third        Fourth
                                                      ----------------------------------------------------------
1998
Net sales                                              $53,452           $56,821        $57,168      $57,489
Gross profit                                            15,222            15,520         14,882*      14,377
Net income                                                 366               867        (25,127)*      1,290
Net income (loss) per common share:
       Basic                                               .11               .27          (7.65)*        .39
       Diluted                                             .11               .26          (7.65)*        .39

1997
Net sales                                              $48,180           $53,873        $58,918      $61,019
Gross profit                                            15,085            17,152         15,978       18,065***
Net income (loss)                                        1,299             2,158            868       (6,867)**
Net income (loss) per common share:
       Basic                                               .41               .66            .27        (2.11)**
       Diluted                                             .39               .64            .26        (2.11)**

1996
Net sales                                              $40,750           $44,801        $49,491      $52,178
Gross profit                                            12,281            13,281         14,251       16,162***
Net income                                               1,041             1,265          1,304          153**
Net income per common share:
       Basic                                               .33               .40            .41          .05**
       Diluted                                             .31               .38            .39          .05**

  * After unusual Omega (TM) third quarter charge of $38,015 ($26,610 net of tax or $8.10 per share) in fiscal 1998.

 ** After unusual Omega (TM) fourth quarter charge of $13,200 ($8,976 net of tax or $2.74 per share) in fiscal 1997 and $3,750 ($2,362 net of tax or $.72 per share) in fiscal 1996.

*** Reflects reclassification of unusual Omega(TM) charges of $13,200 in fiscal
    1997 and $3,750 in fiscal 1996 from cost of sales to a separate classification affecting operating income.

Note: The total of the individual quarterly net income (loss) per share amounts may not equal the net income (loss) per share amount for the year due to rounding or changes in the number of shares outstanding during the year.

                                                            SCHEDULE II


                          CENTRAL SPRINKLER CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)




                      RESERVE FOR DOUBTFUL RECEIVABLES

                    Balance   Charges                         Balance
                   Beginning    to                            End of
   Year Ended      of Period  Expense  Recoveries  Writeoffs  Period
----------------   ---------  -------  ----------  ---------  ------

October 31, 1998    $5,949     $1,048     $135        $444     $6,688
                    ======     ======     ====        ====     ======

October 31, 1997    $4,622     $1,701     $133        $507     $5,949
                    ======     ======     ====        ====     ======

October 31, 1996    $3,813     $1,330     $ 90        $611     $4,622
                    ======     ======     ====        ====     ======





                      RESERVE FOR OMEGA TM LIABILITIES

                    Balance    Charges               Balance
                   Beginning     to                  End of
   Year Ended      of Period   Expense   Payments    Period
----------------   ---------   -------   ---------   ------

October 31, 1998    $13,492    $38,015    $16,366    $35,141
                    =======    =======    =======    =======

October 31, 1997    $ 2,632    $13,200    $ 2,340    $13,492
                    =======    =======    =======    =======

October 31, 1996    $     -    $ 3,750    $ 1,118    $ 2,632
                    =======    =======    =======    =======