Form 10-Q
period 1999-01-31
CENTRAL SPRINKLER CORP
filed 1999-03-17
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1999
                              --------------------------
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    ----------------
Commission file number     0-13940
                        -------------
                          CENTRAL SPRINKLER CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                            23-2328106
-------------------------------                              -------------------
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

     Yes _X_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at March 15, 1999
                  -----                  -----------------------------
      Common Stock, $.01 Par Value                3,845,637

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      January 31,   October 31,
                                                         1999         1998
                                                      -----------   -----------
                                                       (Amounts in thousands,
                                                         except per share)
ASSETS
Current Assets:
  Cash and cash equivalents                              $ 12,566    $ 18,801
  Accounts receivable, less allowance
        for doubtful receivables of $6,775
        in 1999 and $6,688 in 1998                         40,932      45,315
  Inventories                                              44,481      43,319
  Deferred income taxes                                    10,893      11,117
  Prepaid expenses and other assets                         4,787       4,968
                                                         --------    --------
        Total current assets                              113,659     123,520
                                                         --------    --------
Property, Plant and Equipment                              76,387      74,984
    Less - Accumulated depreciation                       (32,040)    (29,989)
                                                         --------    --------
                                                           44,347      44,995
                                                         --------    --------
Goodwill, less accumulated amortization of
    $3,828 in 1999 and $3,765 in 1998                       2,194       2,257
                                                         --------    --------
Other Assets                                                6,006       6,332
                                                         --------    --------
                                                         $166,206    $177,104
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                  $  600    $    297
    Current portion of long-term debt                       4,058       4,064
    Accounts payable                                       19,231      21,353
    Accrued expenses                                       20,732      20,379
                                                         --------    --------
        Total current liabilities                          44,621      46,093
                                                         --------    --------
Long-Term Debt                                             69,410      76,807
                                                         --------    --------
Long-Term Omega Liabilities                                20,226      23,141
                                                         --------    --------
Other Noncurrent Liabilities                                  264         296
                                                         --------    --------
Commitments and Contingent Liabilities (Note 5)

Shareholders' Equity:
    Common stock, $.01 par value; shares
        authorized - 15,000; issued -
        5,568 in 1999 and 1998                                 56          56
    Additional paid-in capital                             31,180      31,179
    Retained earnings                                      22,481      21,556
    Cumulative translation adjustments                         35         145
    Deferred cost - Employee Stock Ownership
           Plan ("ESOP")                                   (5,158)     (5,260)
                                                         --------    --------
                                                           48,594      47,676

    Less - Common stock in treasury, at
           cost - 1,722 shares in 1999 and 1998           (16,909)    (16,909)
                                                         --------    --------
                                                           31,685      30,767
                                                         --------    --------
                                                         $166,206    $177,104
                                                         ========    ========
See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                             January 31,
                                                            1999       1998
                                                         -------------------
                                                        (Amounts in thousands,
                                                           except per share)

     Net Sales                                             $50,728    $53,452

     Cost of Sales                                          36,672     38,230
                                                           -------    -------
                Gross profit                                14,056     15,222
                                                           -------    -------
     Operating Expenses:

        Selling, general
             and administrative                              9,908     11,511

        Research and development                             1,457      1,876
                                                           -------    -------
                                                            11,365     13,387
                                                           -------    -------
                Operating income                             2,691      1,835
                                                           -------    -------
     Interest Expense (Income):

         Interest expense                                    1,501      1,469

         Interest income                                      (136)      (176)
                                                           -------    -------
                                                             1,365      1,293
                                                           -------    -------
                Income before income taxes                   1,326        542

     Income Taxes                                              401        176
                                                           -------    -------
     Net Income                                            $   925    $   366
                                                           =======    =======
     Net Income Per Common Share:

           Basic                                           $  .28     $   .11
                                                           =======    =======
           Diluted                                         $  .28     $   .11
                                                           =======    =======

      See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                             January 31,
                                                            1999       1998
                                                         -------------------
                                                        (Amounts in thousands)
Operating activities:
    Net income                                             $   925    $   366
    Noncash items included in income:
        Depreciation and amortization                        2,114      1,974
        Deferred income taxes                                  269         39
        Deferred costs                                          95        151
    Decrease (increase) in -
        Accounts receivable, net                             4,383      1,058
        Inventories                                         (1,162)    (3,559)
        Prepaid expenses and other assets                      181        218
    Increase (decrease) in -
        Accounts payable                                    (2,122)    (1,274)
        Accrued expenses and other
           noncurrent liabilities                           (2,586)    (2,066)
                                                           -------     ------
Cash provided by (used for) operating activities             2,097     (3,093)
                                                           -------     ------
Investing activities:
    Acquisition of property, plant and equipment            (1,403)    (1,853)
    Sales of short-term investments                              -      3,840
    Purchase of short-term investments                           -     (2,794)
    Other long-term assets                                     281        (77)
                                                           -------     ------
Cash used for investing activities                          (1,122)      (884)
                                                           -------     ------
Financing activities:
    Short-term borrowings, net                                 303       (551)
    Repayments of long-term debt                            (9,001)    (8,639)
    Proceeds from long-term debt                             1,598      7,500
    Other - net                                               (110)      (173)
                                                           -------     ------
Cash used for financing activities                          (7,210)    (1,863)
                                                           -------     ------
Decrease in cash and cash equivalents                       (6,235)    (5,840)

Cash and cash equivalents at beginning of period            18,801      6,568
                                                           -------     ------
Cash and cash equivalents at end of period                 $12,566     $  728
                                                           =======     ======
See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)
                                                         Three Months Ended
                                                             January 31,
                                                            1999       1998
                                                         -------------------
                                                        (Amounts in thousands)

Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                                           $ 1,426     $1,496
                                                           =======     =======
Income taxes                                               $     -     $   20
                                                           =======     =======
Interest income                                            $   (61)    $ (239)
                                                           =======     =======

See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except per share)

(1)  Basis of Presentation:
     ----------------------

     The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

(2)  Inventories:
     ------------

     Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                                    January 31,   October 31,
                                                       1999          1998
                                                    -----------   ----------
Raw Materials and Work in Process                    $15,361       $15,605
Finished Goods                                        29,120        27,714
                                                     -------       -------
                                                     $44,481       $43,319
                                                     =======       =======
(3)  Net Income Per Common Share:
     ----------------------------

     Basic net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding (dilutive stock options)unless the inclusion of common stock equivalents would have an antidilutive impact. Unreleased shares of the Company's stock in the ESOP are excluded from the average number of common shares outstanding when computing basic and diluted net income per share. The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                         Three Months Ended
                                                             January 31,
                                                            1999       1998
                                                         -------------------

Net income used for basic and
   diluted net income per common share                    $  925     $  366
                                                          ======     ======
Weighted average number of common
   shares outstanding                                      3,846      3,846

Adjustment to exclude average
   unreleased common shares in ESOP                         (540)      (580)
                                                          ------     ------
Weighted average common shares
 outstanding used for basic net
 income per common share                                   3,306      3,266

Dilutive effect of common stock
 options outstanding                                          10         73
                                                          ------     ------
Weighted average common and
 common equivalent shares
 outstanding used for diluted net
 income per common share                                   3,316      3,339
                                                          ======     ======

(4)  New Accounting Pronouncement:
     ----------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is the change in net assets during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The Company adopted SFAS No. 130 as of November 1, 1998 and a reconciliation of comprehensive income follows.

                                                         Three Months Ended
                                                             January 31,
                                                            1999       1998
                                                         -------------------
       Net Income                                          $ 925      $ 366
       Cumulative Translation Adjustments                   (110)      (173)
                                                           -----      -----
       Comprehensive Income                                $ 815      $ 193
                                                           =====      =====

(5)  Commitments and Contingent Liabilities:
     ---------------------------------------

     The Company has been involved in seven class action lawsuits as well as an administrative lawsuit filed on March 4, 1998, by the United States Consumer Product Safety Commission ("Commission") related to the Company's Omega sprinklers. The Company has reached a settlement of the Omega litigation with the Commission as well as a definitive settlement agreement with the plaintiffs in the Hart and Santa Clara class actions. The court granted final approval to the settlement on February 19, 1999. The agreements with the Commission and Class Action litigants generally provide for replacement of the Omega sprinkler heads with free replacement sprinklers and parts, the establishment of a separate trust account for payments to the owners of Omega sprinklers, administration of the recall program and a notification program related to the Omega sprinkler product recall.

     In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and based on current information, the Company revised its estimate of the probable future cost of settling these matters and recorded a $38 million ($26.6 million net of tax) charge in third quarter of fiscal 1998 to reflect the total estimated additional future cost.

     In an effort to recover a portion of the cost of the Omega settlement, the Company filed suit on August 19, 1998 against twelve product liability insurance carriers with which the Company had coverage over the last 15 years. No insurance or third party recoveries have been considered in the Company's accrual analysis and the amount of such recoveries, if any, is uncertain at this time.

     The Company presently believes that the remaining reserve balance totaling $32.2 million ($12.0 million of which is included in accrued expenses) as of January 31, 1999 will be adequate to cover the total estimated future costs of the Omega sprinkler matters. It is possible that additional litigation may ensue. In the event additional information becomes available in the future which may change management's estimates, future additional provisions may be necessary.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the first quarter of fiscal 1999 decreased 5.1% to $50,728. Such sales were $2,724 less than the $53,452 recorded in the first quarter of fiscal 1998. The new construction market and the retrofit of existing buildings are the primary drivers in determining the worldwide demand for the Company's fire sprinklers and related products. The sales decreases in the first quarter of fiscal 1999 from the comparable period in fiscal 1998 were due, in part, to the discontinuance of the Omega sprinkler products (2%), stiff market competition on virtually all product lines and unfavorable publicity surrounding litigation and governmental investigations into the Company's Omega sprinkler products. The Company experienced sales increases in CPVC plastic pipe and fittings and grooved couplings and fittings. Unit sales results of fire sprinkler heads were mixed with Optima, Attic, ESFR, and K-25/K-17 leading the increases. Sales increases were realized in most international markets. The Company continues to experience very competitive conditions worldwide in the sprinkler market through stiff price competition which has depressed sales prices and overall sales.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, for the first quarter of fiscal 1999 decreased 4.1% to $36,672. Cost of sales were $1,558 below the $38,230 in the first quarter of fiscal 1998. The Company's cost of sales for the first quarter of fiscal 1999 was 72.3% of net sales compared to 71.5% of net sales for the first quarter of fiscal 1998. This resulted in a gross margin percentage of 27.7% in the first quarter of fiscal 1999 compared to 28.5% in the first fiscal quarter of 1998. The decrease in cost of sales, in terms of dollars of expense, is due to lower sales volume. The fiscal 1999 first quarter gross profit margin percentage did increase to 27.7%, however, from the fourth quarter of fiscal 1998 amount of 25.0% due to a first quarter sales price increase and certain production efficiencies.

Operating Expenses. Operating expenses for the first quarter of fiscal 1999 decreased 15.1% from the first quarter of fiscal 1998. Total operating expenses decreased $2,022 to $11,365 for the first quarter of fiscal 1999 compared to $13,387 for the same period for fiscal 1998. Operating expenses were 22.4% of net sales in the first quarter of fiscal 1999. Selling, general and administrative expenses decreased 13.9%, or $1,603, from the first quarter of fiscal 1998. The primary decrease in selling, general and administrative expenses was in selling and distribution expenses which decreased $1,559 or 18.0% from the first quarter of fiscal 1998. The lower expenses primarily are due to the Company's cost reduction programs initiated in fiscal 1998. The Company opened a new distribution center in Kansas City, Missouri late in the first quarter of fiscal 1999. General and Administrative expenses increased 4.2% due to higher financial and other fees partially offset by cost reductions in other expenses. Research and development expenses decreased 22.3%, or $419, to $1,457 in the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. Research and development expenses were unusually high in the first quarter of fiscal 1998 in connection with the development and final approvals of a new line of fire sprinklers.

Interest Expense (Income). Interest expense of $1,501 was incurred in the first quarter of fiscal 1999 compared to interest expense of $1,469 in the comparable quarter of fiscal 1998. The higher interest expense primarily was due to a higher effective borrowing rate. Total debt was $74,068 at January 31, 1999 as compared to $83,485 at January 31, 1998. The Company repaid borrowings, net by $7,100 in the first quarter of fiscal 1999. Interest income for the three months ended January 31, 1999 and 1998 was $136 and $176, respectively. The lower interest income level was the result of a lower average investment balance in fiscal 1999.

Income Taxes. The Company's effective tax rate for the first quarter of fiscal 1999 was 30.2% compared to 32.5% in the comparable period of 1998. The decrease in the overall effective income tax rate results from the estimated income tax rate used to record the tax benefit of prior year's unusual charges, a lower state income tax rate, tax credits and the impact of deductible expenses.

Seasonal Aspects of Business. The Company's sales are affected by seasonal factors and the weather as well as the level of new construction activity and the remodeling and retrofitting of older properties in the industrial, commercial, residential and institutional real estate markets. The Company's sales tend to increase the most when there is a high level of new construction activity in all such real estate markets. In addition, as a result of relatively higher levels of new construction during the warmer spring and summer months, the demand for sprinkler system components tends to be greater during the summer and fall than during other seasons.

                               FINANCIAL CONDITION
                  January 31, 1999 Compared to October 31, 1998

Cash and Cash Equivalents. Cash and cash equivalents were $12,566 as of January 31, 1999 as compared to $18,801 at October 31, 1998. This decrease was primarily a result of the use of funds in investing and financing activities and normal fluctuation in operating activities.


Inventories. Inventories were $44,481 at January 31, 1999 as compared to $43,319 at October 31, 1998. The $1,162 increase in inventories was comprised of a decrease of $244 in raw materials and work in process and an increase of $1,406 in finished goods. The decrease in raw materials and work in process primarily was due to decreased material requirements. The increase in finished goods was due to a replenishment of certain fire sprinkler system products in the Company's distribution centers which had fallen below optimum levels.

Property, Plant and Equipment. The Company's property, plant and equipment rose by $1,403 to $76,387 at January 31, 1999. The increase is due to continuing manufacturing automation and expanding certain manufacturing capabilities for fire sprinklers, as well as associated components and grooved fittings product lines.

Total Debt. The Company's total debt decreased to $74,068 at January 31, 1999 compared to $81,168 at October 31, 1998. The Company made voluntary net repayments of long-term debt during the first fiscal quarter of 1999.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash flow from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future operations, growth and expansion, and the Omega settlements. As of January 31, 1999, after considering cash and cash equivalents and the available borrowing capacity, based on the borrowing base formulas, including subjective elements, as defined in the agreements, the Company has approximately $3,300 of availability under the Revolving Credit Facility and a line of credit. Under the terms of the Revolving Credit Facility, the Company must maintain minimum balances of net borrowing availability. Should the net balance of borrowing availability fall below such level, the bank may require the Company to apply its lockbox receipts to its loan balances.

Cash provided by operating activities in the first quarter of fiscal 1999 was $2,097 as compared to cash used for operating activities of $3,093 in the same period of 1998. Net income plus noncash items generated $3,403 of cash in the first quarter of fiscal 1999 as compared to $2,530 in the first quarter of fiscal 1998. The increase was due to higher net income. Cash used for working capital purposes decreased to $1,306 in the first quarter of fiscal 1999 from $5,623 in the same period of fiscal 1998. Net cash used for working capital purposes in the first quarter of fiscal 1999 was comprised of an increase in inventories, a decrease in accounts payable and cash used to fund Omega programs. These were partially offset by a decrease in accounts receivable. Net cash used for working capital in the first quarter of fiscal 1998 was for increased levels of inventories and reduced levels of accounts payable and accrued expenses including the funding of Omega programs.


Cash used in investing activities was $1,122 in the first quarter of fiscal 1999 as compared to $884 in the comparable period of fiscal 1998. The primary use of cash was for the acquisition of property, plant and equipment during these periods. The capital expenditures in the first quarters of fiscal 1999 and fiscal 1998 were primarily for machinery and equipment to increase manufacturing automation, expand the manufacturing capacity and for the operations of the Company's various product lines. In the first quarter of fiscal 1998, a net amount of $1,046 was provided from the net sales of short-term investments.

Cash used for financing activities in the first quarter of fiscal 1999 was $7,210 as compared to $1,863 in the comparable prior year period. The primary use of cash in the first quarters of fiscal 1999 and fiscal 1998 was net repayments of debt of $7,100 and $1,690, respectively.

The Company purchases property, plant and equipment from time to time as required to maintain and expand its offices, manufacturing and research facilities and distribution centers. The Company has expanded and improved its operations over the years with such purchases. The Company presently intends to continue this policy in the future. The Company has commitments in the ordinary course of business for such expansions of facilities and equipment and for research and other contracts.

The Company's cash and cash equivalents, along with the Company's future earnings and borrowing capacity are expected to provide adequate liquidity to meet the Company's obligations, to fund future growth and expansion and fund the Omega settlements.

The Company has been involved in seven class action lawsuits as well as an administrative lawsuit filed on March 4, 1998, by the

United States Consumer Product Safety Commission ("Commission") related to the Company's Omega sprinklers. The Company has reached a settlement of the Omega litigation with the Commission as well as a definitive settlement agreement with the plaintiffs in the Hart and Santa Clara class actions. The court granted final approval to the settlement on February 19, 1999. The agreements with the Commission and Class Action litigants generally provide for replacement of the Omega sprinkler heads with free replacement sprinklers and parts, the establishment of a separate trust account for payments to the owners of Omega sprinklers, administration of the recall program and a notification program related to the Omega sprinkler product recall.

In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and based on current information, the Company revised its estimate of the probable future cost of settling these matters and recorded a $38,015 ($26,610 net of tax) charge in third quarter of fiscal 1998 to reflect the total estimated additional future cost.

In an effort to recover a portion of the cost of the Omega settlement, the Company filed suit on August 19, 1998, against twelve product liability insurance carriers with which the Company had coverage over the last 15 years. No insurance or third party recoveries have been considered in the Company's accrual analysis and the amount of such recoveries, if any, is uncertain at this time.

The Company presently believes that the remaining balance totaling $32.2 million ($12 million of which is included in accrued expenses) as of January 31, 1999 will be adequate to cover the total estimated future costs of the Omega sprinkler matters. It is possible that additional litigation may ensue. In the event additional information becomes available in the future which may change management's estimates, future additional provisions may be necessary.

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the Company's product recall and litigation regarding its Omega sprinklers (including the adequacy of charges taken to cover future costs), general business strategy, the expansion and improvement of operations and facilities, the growth expected in the construction market, the effects of the Year 2000 matter on the Company, the effects of new products on the gross profit margin, liquidity, availability of funds and the effect that certain litigation could have on the Company as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes", "expects", "estimates", "anticipates", "intends", or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this document.

Year 2000
---------

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

The Company is committed to the operation of our business without interruption. The Company has been and continues to be in the process of evaluating and modifying both its information technology and non-information technology infrastructures for Year 2000 compliance. The Company believes its primary operating systems and software are Year 2000 compliant. In the normal course of business, the Company has upgraded certain systems and software and these upgrades are Year 2000 compliant. The Company has also modified certain systems to be Year 2000 compliant. It is anticipated that the full assessment of all potential issues will be completed in the third quarter of fiscal 1999 and the issues tested and resolved, through modification or replacement, by the end of the fourth quarter of fiscal 1999. The Company does not expect that the cost to modify or replace infrastructure affected by the Year 2000 issue will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is in the preliminary stages of ascertaining the Year 2000 compliance actions and efforts by its suppliers and vendors and the potential impact on the Company's operations should they not achieve Year 2000 compliance. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. Throughout the assessment, the Company will be developing contingency plans.

There can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its products or internal systems which are comprised predominantly of third party software and hardware, or by the inability of third parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that the ultimate outcome of its efforts to be Year 2000 compliant will not have a material effect on the Company's current financial position, liquidity, or operations, there can be no assurances that unanticipated increased costs could have a material effect on its results of operations. Readers should be cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosure regarding forward-looking Statements.

Qualitative Disclosure About Market Risk
----------------------------------------

Interest Rate Sensitivity

The Company's interest rate exposure relates primarily to its long-term debt obligations. All debt obligations and the interest rate swap are entered into for purposes other than trading. A significant portion of the Company's interest expense is based upon variable interest rates of its banks' prime rate or Eurodollar rate.

The table below provides annual information about the Company's debt obligations and interest rate swap agreement. All of the Company's debt obligations have been classified as variable rate. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For the interest rate swap, the table presents the notional amounts and weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be made under the contract. Dollar amounts are in thousands.

Expected      Variable Rate     Average     Interest     Average
Maturity        Long-Term       Interest      Rate         Pay
  Date            Debt            Rate        Swap         Rate
--------      -------------     --------    --------     --------
1999           $   725            6.72%     $    0        1.175%
2000             4,618            6.68%        550        1.175
2001            52,939            6.58%        550        1.175
2002             1,368            6.23%        550        1.175
2003             1,345            6.22%        550        1.175
Thereafter      12,473            6.18%      7,150        1.175
               -------                      ------
Total          $73,468            6.60%     $9,350        1.175%
               =======                      ======
Fair Value     $73,468                      $ (535)
               -------                      ------

Exchange Rate Sensitivity

The Company conducts business on a global basis in several major international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. Fluctuations in foreign currency exchange rates have not had, and are not anticipated to have, a material impact on the Company's current financial condition, liquidity, or operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 of the Notes to Consolidated Financial Statements (included herein), relating to litigation regarding the Company's Omega sprinklers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         The following Exhibits are filed as an Exhibit and attached as follows:

         10(a) Class Action Order, Final Judgment & Decree; Superior Court of the State of California, County of Los Angeles dated February 19, 1999.

         27 -- Financial Data Schedule

     (b) Reports on Form 8-K
         No report on Form 8-K was filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          CENTRAL SPRINKLER CORPORATION
                                          --------------------------------
                                                  (Registrant)



                                             /s/ E. Talbot Briddell
                                          --------------------------------
                                                 E. Talbot Briddell
                                                    Chairman and
                                               Chief Executive Officer

DATE:     March 15, 1999
-----     --------------
                                                 /s/ Albert T. Sabol
                                          --------------------------------
                                                     Albert T. Sabol
                                          Executive Vice President-Finance
                                              (Principal Financial and
                                                 Accounting Officer)