Form 10-Q
period 1999-04-30
CENTRAL SPRINKLER CORP
filed 1999-06-11
CIK 766041

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1999
                                    --------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     ----------------

Commission file number     0-13940
                           -------

                          CENTRAL SPRINKLER CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-2328106
---------------------------------             -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                   451 North Cannon Avenue, Lansdale, PA 19446
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 362-0700
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at June 11, 1999
            -----                  ----------------------------
Common Stock, $.01 Par Value               3,851,637

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        April 30,    October 31,
                                                          1999          1998
                                                        --------     -----------
                                                         (Amounts in thousands,
                                                           except per share)
ASSETS
Current Assets:
  Cash and cash equivalents                             $ 13,761       $ 18,801
  Accounts receivable, less allowance
        for doubtful receivables of $6,716
        in 1999 and $6,688 in 1998                        45,383         45,315
    Inventories                                           43,501         43,319
    Deferred income taxes                                 10,041         11,117
    Prepaid expenses and other assets                      1,376          4,968
                                                        --------       --------
        Total current assets                             114,062        123,520
                                                        --------       --------

Property, Plant and Equipment                             77,103         74,984
    Less - Accumulated depreciation                      (34,050)       (29,989)
                                                        --------       --------
                                                          43,053         44,995
                                                        --------       --------
Goodwill, less accumulated amortization of
    $3,891 in 1999 and $3,765 in 1998                      2,131          2,257
                                                        --------       --------
Other Assets                                               6,143          6,332
                                                        --------       --------
                                                        $165,389       $177,104
                                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                               $    805       $    297
    Current portion of long-term debt                      4,432          4,064
    Accounts payable                                      20,355         21,353
    Accrued expenses                                      20,748         20,379
                                                        --------       --------
        Total current liabilities                         46,340         46,093
                                                        --------       --------

Long-Term Debt                                            69,381         76,807
                                                        --------       --------
Long-Term Omega Liabilities                               15,418         23,141
                                                        --------       --------
Other Noncurrent Liabilities                                 245            296
                                                        --------       --------
Commitments and Contingent Liabilities (Note 5)

Shareholders' Equity:
    Common stock, $.01 par value; shares
        authorized - 15,000; issued -
        5,568 in 1999 and 1998                                56             56
    Additional paid-in capital                            31,217         31,179
    Retained earnings                                     24,737         21,556
    Cumulative translation adjustments                       (42)           145
    Deferred cost - Employee Stock Ownership
        Plan ("ESOP")                                     (5,054)        (5,260)
                                                        --------       --------
                                                          50,914         47,676

    Less - Common stock in treasury, at
        cost - 1,722 shares in 1999 and 1998             (16,909)       (16,909)
                                                        --------       --------
                                                          34,005         30,767
                                                        --------       --------
                                                        $165,389       $177,104
                                                        ========       ========
See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     Three Months Ended         Six Months Ended
                                           April 30,               April 30,
                                      1999         1998        1999         1998
                                   ---------    ---------    ---------    ---------
                                                (Amounts in thousands,
                                                   except per share)

Net Sales                          $  58,040    $  56,821    $ 108,768    $ 110,273

Cost of Sales                         40,913       41,301       77,585       79,531
                                   ---------    ---------    ---------    ---------

      Gross profit                    17,127       15,520       31,183       30,742
                                   ---------    ---------    ---------    ---------

Operating Expenses:

  Selling, general
    and administrative                11,068       11,417       20,976       22,928

  Research and development             1,544        1,613        3,001        3,489
                                   ---------    ---------    ---------    ---------

                                      12,612       13,030       23,977       26,417
                                   ---------    ---------    ---------    ---------

      Operating income                 4,515        2,490        7,206        4,325
                                   ---------    ---------    ---------    ---------

Interest Expense (Income):

  Interest expense                     1,342        1,496        2,843        2,965

    Interest income                     (176)        (241)        (312)        (417)
                                   ---------    ---------    ---------    ---------

                                       1,166        1,255        2,531        2,548
                                   ---------    ---------    ---------    ---------

      Income before income taxes       3,349        1,235        4,675        1,777

Income Taxes                           1,093          368        1,494          544
                                   ---------    ---------    ---------    ---------


Net Income                         $   2,256    $     867    $   3,181    $   1,233
                                   =========    =========    =========    =========


Net Income Per Common Share:
    Basic                          $     .68    $     .26    $     .96    $     .38
                                   =========    =========    =========    =========

    Diluted$                             .67    $     .26    $     .95    $     .37
                                   =========    =========    =========    =========


See accompanying notes to financial statements.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended
                                                         April 30,
                                                     1999        1998
                                                   --------    --------
                                                  (Amounts in thousands)
Operating activities:
    Net income                                     $  3,181    $  1,233
    Noncash items included in income:
        Depreciation and amortization                 4,270       4,050
        Deferred income taxes                         1,223          78
        Deferred costs                                  229          (4)
    Decrease (increase) in -
        Accounts receivable, net                        (68)      1,734
        Inventories                                    (182)     (1,901)
        Prepaid expenses and other assets             3,592       1,104
    Increase (decrease) in -
        Accounts payable                               (998)     (4,535)
        Accrued expenses, Omega liabilities
          and other noncurrent liabilities           (7,390)     (2,955)
                                                   --------    --------

Cash provided by (used for) operating activities      3,857      (1,196)
                                                   --------    --------

Investing activities:
    Acquisition of property, plant and equipment     (2,217)     (3,606)
    Sales of short-term investments                    --        13,048
    Repurchase of subsidiary bond issue                --        (7,500)
    Other long term assets                               57      (2,545)
                                                   --------    --------

Cash used for investing activities                   (2,160)       (603)
                                                   --------    --------

Financing activities:
    Short-term borrowings (repayments), net             508      (1,011)
    Repayments of long-term debt                    (12,546)     (1,673)
    Proceeds from long term debt                      5,488        --
    Other - net                                        (187)        (80)
                                                   --------    --------

Cash used for financing activities                   (6,737)     (2,764)
                                                   --------    --------

Decrease in cash and cash equivalents                (5,040)     (4,563)

Cash and cash equivalents at beginning of period     18,801       6,568
                                                   --------    --------

Cash and cash equivalents at end of period         $ 13,761    $  2,005
                                                   ========    ========


See accompanying notes to financial statements

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)




                                              Six Months Ended
                                                   April 30,
                                                 1999     1998
                                              --------   -------
                                            (Amounts in thousands)


Supplemental disclosures of cash flow
  information:-

Cash paid (received) during the period for:

Interest expense                              $  2,683   $ 2,843
                                              ========   =======

Income taxes                                  $ (3,484)  $   375
                                              ========   =======

Interest income                               $   (310)  $  (429)
                                              ========   =======


Supplemental schedule of non-cash
  investing and financing activities: -

Refinancing of short-term borrowings
  with long-term debt                         $   --     $ 7,500
                                              ========   =======













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

(2)      Inventories:

         Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                         April 30,      October 31,
                                           1999            1998
                                         -------         -------
Raw Materials and Work in Process        $16,278         $15,605
Finished Goods                            27,223          27,714
                                         -------         -------

                                         $43,501         $43,319
                                         =======         =======

(3)      Net Income Per Common Share:

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
                                              Three                  Six
                                           Months Ended          Months Ended
                                             April 30,             April 30,
                                         1999      1998        1999       1998
                                       -------    -------    -------    -------
Net income used for basic
    and diluted net income
    per common share                   $ 2,256    $   867    $ 3,181    $ 1,233
                                       =======    =======    =======    =======

Weighted average number of
    common shares outstanding            3,846      3,846      3,846      3,846

Adjustment to exclude average
    unreleased common shares
    in ESOP                               (528)      (570)      (534)      (575)
                                       -------    -------    -------    -------

Weighted average common shares
    outstanding for basic net
    income per common share              3,318      3,276      3,312      3,271

Dilutive effect of common stock
 options outstanding                        57         41         33         57
                                       -------    -------    -------    -------

Weighted average common and
 common equivalent shares
 outstanding for diluted net
 income per common share                 3,375      3,317      3,345      3,328
                                       =======    =======    =======    =======

(4)      New Accounting Pronouncement:

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is the change in net assets during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 as of November 1, 1998 and a reconciliation of comprehensive income follows:

                                        Three Months Ended    Six Months Ended
                                            April 30,            April 30,
                                          1999      1998      1999        1998
                                        -------    -------   -------     -------

Net Income                              $ 2,256    $   867   $ 3,181    $ 1,233
Cumulative Translation Adjustments          (77)        93      (187)       (80)
                                        -------    -------   -------    -------

       Comprehensive Income             $ 2,179    $   960   $ 2,994    $ 1,153
                                        =======    =======   =======    =======

(5)      Commitments and Contingent Liabilities:

         The Company has been involved in seven class action lawsuits as well as an administrative lawsuit filed on March 4,1998, by the United States Consumer Product Safety Commission ("Commission") related to the Company's Omega sprinklers. The Company has reached a settlement of the Omega litigation with the Commission as well as a definitive settlement agreement with the plaintiffs in the Hart and Santa Clara class actions. The court granted final approval to the settlement on February 19, 1999. The agreements with the Commission and Class Action litigants generally provide for replacement of the Omega sprinkler heads with free replacement sprinklers and parts, the establishment of a separate trust account for payments to the owners of Omega sprinklers, administration of the recall program and a notification program related to the Omega sprinkler product recall.

         In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and based on current information, the Company revised its estimate of the probable future cost of settling these matters and recorded a $38.0 million ($26.6 million net of tax) charge in third quarter of fiscal 1998 to reflect the total estimated additional future cost.

         In an effort to recover a portion of the cost of the Omega settlement, the Company filed suit on August 19, 1998 against twelve product liability insurance carriers with which the Company had coverage over the last 15 years. Settlements have been reached with two of such insurance carriers as of the date hereof and a small portion of the proceeds from the two settlements representing adjustments to premiums has been applied as a reduction of cost of sales in the three months ended April 30, 1999. No other insurance or third party recoveries have been considered in the Company's analysis of the adequacy of the accrual as of April 30, 1999.

         The Company presently believes that the remaining reserve balance totaling $27.4 million ($12.0 million of which is included in accrued expenses) as of April 30, 1999 will be adequate to cover the total estimated future costs of the Omega sprinkler matters. It is possible that additional litigation may ensue. In the event additional information becomes available in the future which may change management's estimates, future additional provisions may be necessary.

                 CENTRAL SPRINKLER CORPORATION AND SUBSIDIARIES
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                    (Amounts in thousands, except per share)

                              RESULTS OF OPERATIONS

Net Sales. Net sales for the second quarter of fiscal 1999 increased 2.1% to $58,040 or $1,219 over the $56,821 in the second quarter of fiscal 1998. Sales gains were reported in the fire sprinkler and CPVC pipe and fittings lines in the three month period. Net sales for the first six months of fiscal 1999 were $108,768, 1.4% less than net sales for the comparable six-month period of fiscal 1998. This decline is primarily due to a 5.1% sales decline in the first quarter of fiscal 1999 caused, in part, by the discontinuance of the Omega sprinkler products in the third quarter of fiscal 1998, stiff market competition on virtually all product lines and unfavorable publicity surrounding litigation and governmental investigations into the Company's Omega sprinkler products. While these events also adversely effected the second quarter, the Company was able to overcome lost Omega sprinkler sales with stronger sales of new products and increased marketing efforts. The new construction market and the retrofit of existing buildings drive the demand for sprinkler products and the markets continued to be strong in fiscal 1999.

Cost of Sales and Gross Profit. Cost of sales, in terms of dollars of expense, decreased 0.9% and 2.4%, for the three-month and six-month periods ended April 30, 1999, respectively, over the same periods of fiscal 1998. These decreases resulted in improved gross profit margin percentages for such periods. The overall gross profit margin percentage for the second quarter of fiscal 1999 was 29.5% compared to 27.3% for the same period of fiscal 1998. The overall gross profit margin percentage for the first six months of fiscal 1999 was 28.7% compared to 27.9% for the same period of fiscal 1998. The reasons for the improved margins for the fiscal 1999 three-and six-month periods include improved efficiencies and cost reductions in several of the Company's manufacturing operations and a small benefit from income generated by product liability insurance settlements representing adjustments to premiums with two of twelve insurance carriers that failed to cover product liability claims arising from alleged defects in the Company's Omega fire sprinklers. Such settlements only benefited the gross profit margin percentage by less than 1.0% and 0.5%, for the three-and six-month periods of fiscal 1999, respectively. This impact would have been materially higher except for increased costs associated with the class action legal settlement. The Company realized its largest productivity and efficiency gains at its grooved fittings and CPVC plastic facilities which achieved higher production output than the comparable three- and six-month periods of fiscal 1998. The Company is also completing the first phase of automation initiatives at its primary sprinkler manufacturing.

Operating Expenses. Operating expenses for the second quarter of fiscal 1999 decreased 3.2%, or $418, to $12,612 from $13,030 in the second quarter of fiscal 1998. Total operating expenses for the six-month period ended April 30, 1999 decreased 9.2%, or $2,440, to $23,977 from $26,417 in the six-month period ended April 30, 1998. The primary reason for the expense decreases was a formal profit improvement program initiated in the second quarter of fiscal 1998. This program included specific plans to reduce operating expenses including personnel and related costs. The reduced operating expenses were greater in the first quarter of fiscal 1999 than in the second quarter of fiscal 1999 because the second quarter of fiscal 1998 already reflected, in part, many of the cost reduction initiatives. In addition, the Company's second quarter selling expenses increased due to a full quarter's operating costs associated with the opening of a new distribution center in Kansas City and the relocation and expansion of one of the Company's larger zone distribution centers during the quarter. The Company also experienced higher fees for financing, legal and other financial and investor related costs during the quarter. Research and development costs were in line with expectations at 4.3% and 14.0% less than the comparable three- and six-month periods of fiscal 1998, respectively.

Interest Expense (Income). Interest expense of $1,342 and $2,843 was incurred in the three-month and six-month periods ending April 30, 1999, respectively, compared to interest expense of $1,496 and $2,965 for the same periods of fiscal 1998. The decrease in interest expense is directly related to a lower average debt balance during the fiscal 1999 periods. Total debt at April 30, 1999 was $8,680 lower than it was at April 30, 1998. Some of the benefit of the lower debt balance was offset by a higher average borrowing rate in both the three-month and six-month periods ended April 30, 1999. Interest income declined substantially, to $176 and $312 for the three-month and six-month periods ended April 30, 1999, respectively. This represents a decline of 27.0% and 25.2% from the comparable periods of fiscal 1998, respectively. Virtually all of this decline is a result of a lower level of investable funds in 1999.

Income Taxes. The Company's effective income tax rate for the second quarter of fiscal 1999 was 32.6% compared to 29.8% in the comparable period of 1998. For the six-month period of fiscal 1999, the effective income tax rate was 32.0% compared to 30.6% in the comparable period in 1998. The increase in the overall effective income tax rate for both the three-month and six-month periods is primarily due to the higher level of income before income taxes and the reduced impact on such amount of anticipated income tax credits.

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

                              FINANCIAL CONDITION
                  April 30, 1999 Compared to October 31, 1998

Cash and Cash Equivalents. Cash and cash equivalents were $13,761 as of April 30, 1999 as compared to $18,801 at October 31, 1998. This decrease was primarily a result of voluntary and scheduled long-term debt repayments in the net amount of $7,058 for the six-month period of fiscal 1999. In addition, funds were used for certain normal operating and investing activities.

Inventories. Inventories were $43,501 at April 30, 1999 as compared to $43,319 at October 31, 1998. The $182 increase in inventories was comprised of an increase in raw materials and work in process of $673 and a decrease of $491 in finished goods. The increase in raw material and work in process reflects, in part, the anticipated seasonal demand for higher production and sales levels in the second half of the year. In addition, the overall reduction in finished goods inventory primarily reflects a reduction in days sales in inventory due to the Company's inventory reduction programs.

Property, Plant and Equipment. The Company's gross property, plant and equipment rose by $2,119, net, to $77,103 at April 30, 1999. The increase is primarily due to continuing manufacturing automation of sprinkler assembly, expanding certain machining capabilities for fire sprinklers, and tooling costs associated with new products, particularly, the grooved and other fittings product lines.

Total Debt. The Company's total debt decreased to $74,618 at April 30, 1999 compared to $81,168 at October 31, 1998. The Company made voluntary and scheduled net repayments of long-term debt of $7,058 during the first six months of fiscal 1999.

Long-Term Omega Liabilities. The overall decline of $7,723 in this account from October 31, 1998 to April 30, 1999 reflects realized costs associated with the Company's Omega product recall program. In this six-month period, the Company incurred nearly $3.7 million in replacement product materials, $1.9 million in professional and legal fees and the balance in program administration, notification and other costs.

Liquidity and Capital Resources. The Company's primary sources of long-term and short-term liquidity are its current financial resources, projected cash flow from operations and its borrowing capacity. The Company believes that these sources are sufficient to fund the programs necessary for future operations, growth and expansion, and the Omega settlements. As of April 30, 1999, after considering cash and cash equivalents and the available borrowing capacity, based on the borrowing base formulas, including subjective elements, as defined in the agreements, the Company has approximately $7,600 of availability under the Revolving Credit Facility and a line of credit. Under the terms of the Revolving Credit Facility, the Company must maintain minimum balances of net borrowing availability. Should the net balance of borrowing availability fall below such level, the bank may require the Company to apply its lockbox receipts to its loan balances.

Cash provided by operating activities for the first six months of fiscal 1999 was $3,857 compared to a use of cash for operating activities of $1,196 for the same period of fiscal 1998. This net change of $5,053 includes several important items. Net income was $1,948 greater in the six-month period ended April 30, 1999 than in the same period of fiscal 1998. In addition, a decline of $3,592 in prepaid expenses and other assets was realized primarily due to a refund of federal income taxes from prior years of approximately $3,725. Other operating activity elements included depreciation and amortization which rose $220 to $4,270 in the six-month period of fiscal 1999, and deferred income taxes of $1,223 in the 1999 period compared to $78 in the 1998 period. In addition, spending on the Omega sprinkler replacement program rose considerably in fiscal 1999 due to the previously announced recall of these sprinklers. Total costs incurred were $7,723 in the six months ended April 30, 1999.

Cash used for investing activities was $2,160 in the first six months of fiscal 1999 compared to $603 used for investing activities for the same six-month period of fiscal 1998. In fiscal 1999, virtually all of such change reflects cash used for the acquisition of property, plant and equipment. In the fiscal 1998 period, $13,048 of short-term investments were sold to finance the repurchase of a $7,500 subsidiary bond issue, purchase $3,606 of property, plant and equipment and fund the decline in other long-term assets.

Cash used for financing activities in the first six months of fiscal 1999 was $6,737 as compared to $2,764 in the comparable prior year period. The primary uses of cash in the first six months of fiscal 1999 and fiscal 1998 were net repayments of long-term debt of $7,426 and $1,673, respectively.

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

The Company has been involved in seven class action lawsuits as well as an administrative lawsuit filed on March 4, 1998, by the United States Consumer Product Safety Commission (the "Commission") related to the Company's Omega sprinklers. The Company has reached a settlement of the Omega litigation with the Commission as well as a definitive settlement agreement with the plaintiffs in the Hart and Santa Clara class actions. The court granted final approval to the settlement on February 19, 1999. The agreements with the Commission and Class Action litigants generally provide for replacement of the Omega sprinkler heads with free replacement sprinklers and parts, the establishment of a separate trust account for payments to the owners of Omega sprinklers, administration of the recall program and a notification program related to the Omega sprinkler product recall.

In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and based on current information, the Company revised its estimate of the probable future cost of settling these matters and recorded a $38,015 ($26,610 net of tax) charge in the third quarter of fiscal 1998 to reflect the total estimated additional future cost.

In an effort to recover a portion of the cost of the Omega settlement, the Company filed suit on August 19, 1998, against twelve product liability insurance carriers with which the Company had coverage over the last 15 years. Settlements have been reached with two of such insurance carriers as of the date hereof, and a small portion of the proceeds from the two settlements representing adjustments to premiums has been applied as a reduction of cost of sales in the three months ended April 30, 1999.

The Company presently believes that the remaining reserve balance totaling $27.4 million ($12.0 million of which is included in accrued expenses) as of April 30, 1999 will be adequate to cover the total estimated future costs of the Omega sprinkler matters. It is possible that additional litigation may ensue. In the event additional information becomes available in the future which may change management's estimates, future additional provisions may be necessary.

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the Company's product recall and litigation regarding its Omega sprinklers (including the adequacy of charges taken to cover future costs), general business strategy, the expansion and improvement of operations and facilities, the growth expected in the construction market, the effects of the Year 2000 matter on the Company, the effects of new products and automation on the gross profit margin, liquidity, availability of funds and the effect that certain litigation could have on the Company as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes," "expects," "estimates," "anticipates," "intends," or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this document.


Year 2000

Background. Many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize, or properly treat, the year 2000 may cause systems to process financial and operational information incorrectly, resulting in system failures and other business problems.

Approach. We are assessing the impact of the year 2000 issue on our internal information systems. We have performed a preliminary assessment of the year 2000 readiness of our internal information systems, including the hardware and software we use. We plan to perform a year 2000 simulation on our software and information systems during the third fiscal quarter of 1999. Based on the results, we will revise our internal software and systems as necessary. Based on our preliminary assessment, we do not anticipate any requirement for material modification.

We will require all vendors who provide material hardware or software for our information systems to provide assurances of their year 2000 compliance. We will also seek assurances of year 2000 compliance from our material non-information technology providers. We plan to complete this process during the third and fourth fiscal quarters of 1999. Until our testing is complete and all of our material vendors and providers are contacted, we will not be able to completely evaluate whether our systems will need to be revised or replaced.

Status. Our testing to date has included our major infrastructure items, hardware platforms and operating systems in our offices. Desktop computing, servers, switching and routing platforms are currently being inventoried. We have largely completed the implementation of year 2000 compliant internal computer applications for our main financial and internal management information systems.

Cost. Based on the work to date, we expect the additional cost for work, material and upgrades needed to complete our year 2000 compliance process will not exceed approximately $200,000. This includes the cost of upgrades, software modification and related consulting fees.

Contingency Plans. As discussed above, we are engaged in an ongoing year 2000 assessment and have not yet developed any contingency plans. We will assess the results of our year 2000 simulation testing and third-party vendor and service provider responses to determine the nature and extent of any contingency plans.

The Company is committed to the operation of its business without interruption. The Company currently believes that its primary operating systems and software are year 2000 compliant. However, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its products or internal systems which are comprised predominantly of third party software and hardware, or by the inability of third parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that the ultimate outcome of its efforts to be Year 2000 compliant will not have a material effect on the Company's current financial position, liquidity, or operations, there can be no assurances that unanticipated increased costs could have a material effect on its results of operations. Readers should be cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosure regarding forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


  Expected            Variable Rate         Average     Interest       Average
   Maturity             Long-Term          Interest       Rate           Pay
    Date                   Debt              Rate         Swap           Rate
 ------------       ---------------       ----------   ----------    -----------
     1999                $ 3,225             6.71%       $    -          1.224%
     2000                  4,993             6.65           550          1.224
     2001                 49,878             6.50           550          1.224
     2002                  1,743             5.98           550          1.224
     2003                  1,501             5.91           550          1.224
     Thereafter           12,473             6.18         7,150          1.224
                         -------                         ------

     Total               $73,813             6.31%       $9,350          1.224%
                         =======                         ======

     Fair Value          $73,813                         $ (163)
                         =======                         ======



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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits
                The following items are filed as Exhibits and attached as follows:

                10(a) Agreement dated April 1, 1999 with Mathias J. Barton

                10(b) Employment Agreement dated May 1, 1999 with James E.
                      Golinveaux

                10(c) Agreement dated May 20, 1999 with Albert T. Sabol

                10(d) Amendment to Employment Agreement dated May 25, 1999 with George G. Meyer

                10(e) Amendment to Employment Agreement dated May 25, 1999 with Stephen J. Meyer

                10(f) Employment Agreement dated May 26, 1999 with James R.
                      Buchanan

                27 -- Financial Data Schedule

        (b)     Reports on Form 8-K
                No report on Form 8-K was filed during the quarter.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  CENTRAL SPRINKLER CORPORATION
                                                        (Registrant)




                                                   /s/ E. Talbot Briddell
                                                  -------------------------
                                                     E. Talbot Briddell
                                                        Chairman and
                                                   Chief Executive Officer

DATE:           June 11, 1999


                                                   /s/ Mathias J. Barton
                                                  -------------------------
                                                      Mathias J. Barton
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)